Form 10-Q
period 2022-03-31
Prime Number Acquisition I Corp.
filed 2022-06-27
CIK 1858180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number:  001-41394

Prime Number Acquisition I Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-2378484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Prime Number Acquisition I Corp. 1129 Northern Blvd., Suite 404 Manhasset, NY	11030
(Address of principal executive offices)	(Zip Code)

(347) 329-1575
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	PNAC	The NASDAQ Stock Market LLC

Warrants, each whole warrant exercisable for one share of Common Stock for $11.50 per share	PNACW	The NASDAQ Stock Market LLC

Rights, each right exchangeable for one-eighth (1/8) of one share of Class A common stock at the closing of a business combination	PNACR	The NASDAQ Stock Market LLC

Units, each consisting of one share of Common Stock, one-half of one Warrant, and one right	PNACU	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑   No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 24, 2022, 8,461,392 shares of common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

PRIME NUMBER ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

	March 31,
	2022	December 31,
	(Unaudited)	2021
Assets:
Current Asset
Current Asset – cash	$108,052	$125,303
Other receivable	700	700
Deferred offering costs	311,771	247,640
Total Current Assets	420,523	373,643
Total Assets	$420,523	$373,643

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities
Accrued offering expenses	$56,832	$—
Promissory note – related party	350,000	350,000
Total current liabilities	406,832	350,000

Commitments and Contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A Common stock, $0.0001 par value; 50,000,000 shares authorized; 1,725,000 shares issued and outstanding(1)	173	173
Additional paid-in capital	24,827	24,827
Accumulated deficit	(11,309)	(1,357)
Total stockholder’s equity	13,691	23,643
Total Liabilities and Stockholder’s Equity	$420,523	$373,643
(1)	Includes up to 225,000 shares of Class A common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On May 17, 2022, the underwriters partially exercised their over-allotment option and purchased 112,500 shares of Class A common stock. On June 3, 2022, the Sponsors executed cancellation notices to the transfer agent to forfeit the remaining 112,500 shares for no consideration.

The accompanying notes are an integral part of these unaudited financial statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the
	For the	Period from
	Three	February 25,
	Months	2021 (inception)
	Ended	through
	March 31,	March 31,
	2022	2021
Formation costs	$9,952	$444
Net loss	$(9,952)	$(444)
Basic and diluted weighted average shares outstanding(1)	1,500,000	—
Basic and diluted net loss per share	$(0.01)	$—
(1)	Excludes up to 225,000 shares of Class A common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On May 17, 2022, the underwriters partially exercised their over-allotment option and purchased 112,500 shares of Class A common stock. On June 3, 2022, the Sponsors executed cancellation notices to the transfer agent to forfeit the remaining 112,500 shares for no consideration.

The accompanying notes are an integral part of these unaudited financial statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY(DEFICIT)

For the Three Months Ended March 31, 2022

			Common Stock				Additional		Total
	Preferred Stock		Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	—	$—	1,725,000	$173	—	$—	$24,827	$(1,357)	$23,643
Net loss	—	—	—	—	—	—	—	(9,952)	(9,952)
Balance as of March 31, 2022	—	$—	1,725,000	$173	—	$—	$24,827	$(11,309)	$13,691
(1)	Includes up to 225,000 shares of Class A common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On May 17, 2022, the underwriters partially exercised their over-allotment option and purchased 112,500 shares of Class A common stock. On June 3, 2022, the Sponsors executed cancellation notices to the transfer agent to forfeit the remaining 112,500 shares for no consideration.

For the period from February 25, 2021 (inception) through March 31, 2021

			Common Stock				Additional		Total
	Preferred Stock		Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 25, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	(444)	(444)
Balance as of March 31, 2021	—	$—	—	$—	—	$—	$—	$(444)	$(444)

The accompanying notes are an integral part of these unaudited financial statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED STATEMENTS OF CASH FLOWS

		For the
	For the	Period from
	Three	February 25,
	Months	2021 (inception)
	Ended	through
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(9,952)	$(444)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	5,547	—
Net cash used in operating activities	(4,405)	(444)

Cash Flows from Financing Activities:
Proceeds from promissory note from related party	$—	$100,000
Payment of deferred offering costs	(12,846)	(60,000)
Net cash provided by (used in) financing activities	(12,846)	40,000

Net change in cash	(17,251)	39,556
Cash, beginning of the period	125,303	—
Cash, end of the period	$108,052	$39,556

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs in accrued offering expenses	$51,285	$—

The accompanying notes are an integral part of these unaudited financial statements.

PRIME NUMBER ACQUISITION I CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Prime Number Acquisition I Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on February 25, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any specific business combination target with respect to the Business Combination. The Company is an early stage and emerging growth company and, as such, it is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activities through March 31, 2022 are related to the Company’s formation and the proposed initial public offering (the “IPO” as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsors are Prime Number Acquisition LLC (“Sponsor A”) and Glorious Capital LLC (“Sponsor B”) (collectively the “Sponsors”), both are Delaware limited liability companies.

The registration statement for the Company’s IPO became effective on May 12, 2022. On May 17, 2022, the Company consummated the initial public offering (the “IPO”) of 6,450,000 units (the “Public Units”) which included 450,000 units issued upon the partial exercise of the underwriters’ over-allotment option. The Public Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $64,500,000. Simultaneously with the IPO, the Company completed the private sale of 398,892 shares of the Class A common stock (the “Private Shares”) to the Company’s Sponsors, including 349,032 shares to Sponsor A and 49,860 shares to Sponsor B, at a purchase price of $10.00 per Private Share, generating gross proceeds of $3,988,920 (including $3,490,320 from Sponsor A and $498,600 from Sponsor B), which is described in Note 4.

Upon the closing of the IPO and the private placement on May 17, 2022, the proceeds of $65,790,000 (or $10.20 per Public Unit) in the aggregate from the IPO and the Private Placement were placed in a trust account (the “Trust Account” as defined in Note 5) with Wilmington Trust, N.A. acting as trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial Business Combination or the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

Pursuant to Nasdaq listing rules, the Company’s initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations.

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsors and any of the Company’s officers or directors that may hold Insider Shares (as defined in Note 6) (the “Initial Stockholders”) have agreed (a) to vote their Insider Shares, the Private Shares, and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Insider Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

The Company’s Initial Stockholders have agreed (A) to vote their Founder Shares and Private Shares in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, prior to and unrelated to an initial Business Combination, an amendment to the Company’s certificate of incorporation that would affect the substance or timing of the Company’s redemption obligation to redeem all public shares if the Company cannot complete an initial Business Combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a Business Combination) of the closing of the IPO, unless the Company provides Public Stockholders an opportunity to redeem their public shares in conjunction with any such amendment, (C) not to redeem any shares, including Founder Shares and Private Shares into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed initial Business Combination or sell any shares to the Company in any tender offer in connection with its proposed initial Business Combination, and (D) that the Founder Shares and Private Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold the IPO.

The Initial Stockholders and underwriters have agreed (a) to waive their redemption rights with respect to the Insider Shares, Private Shares, and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 12 months from the closing of the IPO (or 18 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination) to consummate a Business Combination (the “Combination Period”).

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares (as defined in Note 5) and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust

Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their Deferred Underwriting Commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.20.

In order to protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) such lesser amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of this IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsors will not be responsible to the extent of any liability for such third party claims.

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash of $108,052 and a working capital deficit of $298,080 (excluding deferred offering costs). Upon the closing of the IPO and the private placement on May 17, 2022, cash of $966,192 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsors of $25,000 (see Note 6) for the insider shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor A of $400,000 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will use these funds to pay existing accounts payable, identify and evaluate prospective initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has not been a significant impact as of the date of these financial statements. The financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $108,052 in cash and none in cash equivalents as of March 31, 2022.

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (the “ASC”) Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs were $4,117,889 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to stockholders’ equity upon the completion of the IPO.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2022.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. Weighted average shares were reduced for the effect of an aggregate of 225,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 5). At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. As a result of the underwriters’ partial exercise of their over-allotment option on May 17, 2022, 112,500 insider shares were subject to forfeiture. On June 3, 2022, the Sponsors executed cancellation notices to the transfer agent to forfeit the remaining 112,500 shares for no consideration.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Company determined that upon further review of the warrant agreement, the Public Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

Pursuant to the IPO on May 17, 2022, the Company sold 6,450,000 Public Units which included 450,000 units issued upon the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock, $0.0001 par value per share, one-half of one redeemable warrant (the “Warrants”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, and one right (the “Rights”), each one Right entitling the holder thereof to exchange for one-eighth (1/8) of one Class A Common Stock upon the completion of the Company’s initial Business Combination. Because the Warrants may only be exercised for whole numbers of shares, only an even number of Warrants may be exercised. The Warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. Each Right entitles the holder thereof to receive one-eighth (1/8) of one share of Class A common stock at the closing of a Business Combination. The Company will not issue fractional shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law, or DGCL. As a result, the holder of the Rights must hold Rights in multiples of eight (8) in order to receive shares of Class A common stock for all of their rights upon closing of a Business Combination.

All of the 6,450,000 Public Shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Company’s redeemable Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e. a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company sold an aggregate of 398,892 Private Shares, including 349,032 shares to Sponsor A and 49,860 shares to Sponsor B, at a purchase price of $10.00 per Private Share, generating gross proceeds of $3,988,920 (including $3,490,320 from Sponsor A and $498,600 from Sponsor B). The net proceeds from the Private Shares were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Shares will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Share will expire worthless.

Note 5 — Related Party Transactions

Promissory Note - Related Party

On March 19, 2021, Sponsor A agreed to loan the Company up to an aggregate amount of $400,000 to be used, in part, for transaction costs incurred in connection with IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due at the earlier of August 31, 2022 or closing of the IPO. The Company repaid the $350,000 outstanding balance upon the closing of the IPO on May 17, 2022.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it would repay such loaned amounts (the “Working Capital Loans”). In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the U.S-based trust account (“Trust Account”) to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Certain amount of such loans may be convertible into working capital shares at $10.00 per share at the option of the lender. The working capital shares would be identical to the shares sold in the private placement. As of March 31, 2022, the Company had no borrowings under the Working Capital Loans.

Founder Shares

On April 7, 2021, Sponsor A and Sponsor B acquired 1,357,000 shares and 80,500 shares of Class B common stock, respectively. On May 28, 2021, Sponsor A and Sponsor B surrendered 271,400 and 16,100 shares of Class B common stock, respectively, without consideration. On December 22, 2021, the Company effected a 1.5 for 1 stock split of Class B common stock resulting the Sponsors holding 1,725,000 shares of Class B common stock. On December 28, 2021, the Sponsors converted their shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis (up to 225,000 shares of which are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part). As a result, Sponsor A owns 1,628,400 shares of Class A common stock for an aggregate consideration of $23,600 and Sponsor B owns 96,600 shares of Class A common stock for an aggregate consideration of $1,400 (collectively “Founder Shares”) for an aggregate consideration of $25,000, or approximately $0.01 per share. As a result of the underwriters’ partial exercise of their over-allotment option on May 17, 2022, 112,500 insider shares were subject to forfeiture. On June 3, 2022, the Sponsors executed cancellation notices to the transfer agent to forfeit the remaining 112,500 shares for no consideration.

The Initial Stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their Founder Shares until, with respect to 50% of the Founder Shares, the earlier of six months after the consummation of a Business Combination and the date on which the closing price of the Class A common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a Business Combination and, with respect to the remaining 50% of the insider shares, until the six months after the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company has agreed, commencing on the effective date of the prospectus, to pay Sponsor A up to $10,000 per month for office space, administrative and shared personnel support services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that there are insufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. This arrangement will terminate upon the earlier of (a) completion of a business combination or (b) twelve months after the completion of the IPO.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Shares and working capital shares issuable upon conversion of working capital loans, if any, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering, requiring us to register such securities for resale. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted Prime Number Capital, LLC and WestPark Capital, Inc (collectively referred to as the “Underwriters”), a 45-day option from the date of the prospectus to purchase up to 900,000 Units (one share of Class A common stock, one-half (1/2) of one redeemable Warrant, and one Right) (“Units”) to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On May 17, 2022, simultaneously with the closing of the IPO, the underwriter partially exercised its over-allotment option to purchase 450,000 Units, generating gross proceeds to the Company of $4,500,000.

The Underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $1,290,000. In addition, the underwriters will be entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $2,257,500 (the “Deferred Underwriting

Commissions”), which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity

Preferred Stock -- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, there was no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. On December 28, 2021, the Sponsors converted their shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis. As of March 31, 2022, there were 1,725,000 shares of common stock issued and outstanding, of which an aggregate of up to 225,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised, so that the initial stockholders would own 20% of the issued and outstanding shares after the IPO. As a result of the underwriters’ partial exercise of their over-allotment option on May 17, 2022, 112,500 insider shares were subject to forfeiture. On June 3, 2022, the Sponsors executed cancellation notices to the transfer agent to forfeit the remaining 112,500 shares for no consideration.

Class B Common Stock -- The Company is authorized to issue 2,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 22, 2021, the Company effected a 1.5 for 1 stock split of our Class B common stock so that the Sponsors owned an aggregate of 1,725,000 shares of Class B common stock. On December 28, 2021, the Sponsors converted their shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis (up to 225,000 shares of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised). As of March 31, 2022, there was no Class B common stock issued or outstanding.

Rights — Each holder of a right will receive one-eighth (1/8) of one share of Class A common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively covert its rights in order to receive 1/8 share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, Accordingly, the rights may expire worthless.

Warrants — Each redeemable warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the IPO. However, no Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the Public Warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to our founders or their affiliates, without taking into account any founder shares held by founders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination (net of redemption), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Price”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Price, and the $16.50 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Company may redeem the outstanding Public Warrants at any time while the warrants are exercisable:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period;
●	if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Except as described above, no warrants will be exercisable and the Company will not be obligated to issue common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the Class A common stock issuable upon exercise of the warrants is current and the common stock have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, the Company cannot assure that it will be able to do so and, if the Company does not maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and the Company will not be required to settle any such warrant exercise. If the prospectus relating to the Class A common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the Company will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

Note 8 — Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to June 27, 2022 the date that the financial statements were issued. Based on this review, except for the subsequent events mentioned in the notes above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Prime Number Acquisition I Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor A” refer to Prime Number Acquisition LLC, references to the “sponsor B” refer to Glorious Capital LLC, and references to the “sponsors” refer to both sponsor A and sponsor B together. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC on May 16, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on February 25, 2021 formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target. We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “IPO”) and the sale of

Class A common stock (the “Private Placement Shares”) in a private placement (the “Private Placement”) to the Company’s sponsors including Prime Number Acquisition LLC (the “sponsor A”) and Glorious Capital LLC (the “sponsor B”, together with the sponsor A, the “sponsors”), potential additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period three months ended March 31, 2022, we had a net loss of $9,952, all of which consisted of formation and operating costs.

For the period from February 25, 2021 (inception) through March 31, 2021, we had a net loss of $444, all of which consisted of formation and operating costs.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsors of $25,000 for the insider shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor A of $400,000.

On May 17, 2022, we consummated the IPO of 6,450,000 units at a price of $10.00 per unit (including 450,000 units issued upon the partial exercise of the over-allotment option, the “Public Units”), generating gross proceeds of $64,500,000. Simultaneously with the closing of the IPO and partial exercise of the over-allotment option by the underwriters, we consummated the sale of 398,892 shares of common stock as Private Placement Shares (including 349,032 shares to sponsor A, and 49,860 shares to sponsor B) at a price of $10.00 per share generating gross proceeds of $3,988,920.Following the closings of the IPO and the sales of the Private Placement Shares on May 17, 2022, a total of $65,790,000 (or $10.20 per share) was placed in a trust account, established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee (the “Trust Account”).

As of March 31, 2022, the Company had cash of $108,052 and a working capital deficit of $298,080 (excluding deferred offering costs). Upon the closing of the IPO and the private placement on May 17, 2022, cash of $966,192 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into Class A common stock, at a price of $10.00 per share at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The holders of the founder shares, the Private Placement Shares, and any common stock that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration and shareholder rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. We determined that upon further review of the proposed form of warrant agreement, management concluded that the warrants included in the units issued in the IPO pursuant to the warrant agreement qualify for equity accounting treatment.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022, common stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officers and Chief Financial Officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This Quarterly Report on Form 10-Q does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated May 16, 2022 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated May 16, 2022, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 17, 2022, simultaneously with the closing of the IPO, the Company completed the Private Placement of 398,892 shares of Private Placement Shares to the Company’s sponsors, including 349,032 shares to sponsor A, and 49,860 shares to sponsor B, at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $3,988,920 (including $3,490,320 from sponsor A and $498,600 from sponsor B).

The above sales were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

Use of Proceeds

On May 17, 2022, we consummated the IPO of 6,450,000 Public Units (including 450,000 Public Units issued upon the partial exercise of the over-allotment option), at a price of $10.00 per unit, generating gross proceeds of $64,500,000. Simultaneously with the closing of the IPO, we consummated the sale of 398,892 Private Placement Shares, to our sponsors in Private Placement generating gross proceeds of $3,988,920.

The net proceeds of $65,790,000 from the IPO and the Private Placement, were placed in the Trust Account established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prime Number Acquisition I Corp.

Date: June 27, 2022	By:	/s/ Dongfeng Wang
Dongfeng Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Friedman
David Friedman
Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)