Form 10-Q
period 2022-06-30
Prime Number Acquisition I Corp.
filed 2022-08-15
CIK 1858180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

As of August 9, 2022, 8,461,392 shares of common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$697,281	$125,303
Prepaid expenses	190,101	—
Other receivable	—	700
Deferred offering costs	—	247,640
Investments held in Trust Account	65,853,572	—
Total current assets	66,740,954	373,643
Total Assets	$66,740,954	$373,643

Liabilities, Redeemable Common Stock and Stockholder’s Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$95,390	$—
Franchise tax payable	25,117	—
Promissory note – related party	—	350,000
Deferred underwriting fee payable	2,257,500	—
Total current liabilities	2,378,007	350,000
Total Liabilities	2,378,007	350,000

Commitments and Contingencies

Common stock subject to possible redemption, 6,450,000 shares at redemption value of $10.21 per share	65,853,572	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 2,011,392 and 1,725,000 issued and outstanding at June 30, 2022 (excluding 6,450,000 shares subject to possible redemption) and December 31, 2021, respectively	201	173
Class B common stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	—	24,827
Accumulated deficit	(1,490,826)	(1,357)
Total Stockholders’ Equity (Deficit)	(1,490,625)	23,643
Total Liabilities, Redeemable Common Stock and Stockholders' Equity (Deficit)	$66,740,954	$373,643

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the
				period
				from
				February
				25, 2021
				(inception)
	For the three months		For the six months	through
	ended June 30,		ended June 30,	June 30,
	2022	2021	2022	2021
General and administrative expenses	$104,831	$87	$110,656	$531
Franchise tax expenses	25,117	—	29,244	—
Loss from operations	(129,948)	(87)	(139,900)	(531)

Interest earned on investment held in Trust Account	15,924	—	15,924	—
Unrealized gain on investments held in Trust Account	47,648	—	47,648	—
Loss before income taxes	(66,376)	(87)	(76,328)	(531)
Income taxes provision	—	—	—	—
Net loss	$(66,376)	$(87)	$(76,328)	$(531)

Basic and diluted weighted average shares outstanding of redeemable common stock	3,153,333	—	1,576,667	—

Basic and diluted net income per share of redeemable common stock	$1.24	—	3.56	—

Basic and diluted weighted average shares outstanding of non-redeemable common stock	1,872,514	1,236,250	1,798,757	618,125

Basic and diluted net loss per share of non-redeemable common stock	$(2.12)	$(0.00)	$(3.16)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY(DEFICIT)

			Additional		Total
	Class A Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	1,725,000	$173	$24,827	$(1,357)	$23,643

Net loss				(9,952)	(9,952)

Balance as of March 31, 2022	1,725,000	$173	$24,827	$(11,309)	$13,691

Sale of public units in initial public offering	6,450,000	645	64,499,355	—	64,500,000

Sale of private placement units	398,892	40	3,988,880	—	3,988,920

Forfeiture of Founder Shares	(112,500)	(11)	(11)	—	(22)

Underwriter commissions	—	—	(3,547,500)	—	(3,547,500)

Offering costs	—	—	(571,515)	—	(571,515)

Reimbursement of offering expense from underwriter	—	—	45,750	—	45,750

Reclassification of common stock subject to redemption	(6,450,000)	(645)	(59,016,855)	—	(59,017,500)

Allocation of offering costs to common stock subject to redemption	—	—	3,767,869	—	3,767,869

Accretion of common stock to redemption value	—	—	(9,190,800)	(1,349,569)	(10,540,369)

Subsequent measurement of common stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	—	—	—	(63,572)	(63,572)

Net loss	—	—	—	(66,376)	(66,376)
Balance as of June 30, 2022	2,011,392	$201	$—	$(1,490,826)	$(1,490,625)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	(444)	(444)

Balance as of March 31, 2021	—	—	—	—	—	(444)	(444)

Class B common stock issued to initial stockholders	—	—	1,437,500	144	24,856	—	25,000

Surrender of Class B common stock	—	—	(287,500)	(29)	29	—	—
Net loss	—	—	—	—	—	(87)	(87)
Balance as of June 30, 2021	—	$—	1,150,000	$115	$24,884	$(531)	$24,469

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		from February
	For the Six	25, 2021
	Months	(inception)
	Ended	through
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(76,328)	$(531)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(15,924)	—
Unrealized gain on investments held in Trust Account	(47,648)	—
Prepaid expenses	(190,101)	—
Accounts payable and accrued expenses	95,390	(450)
Franchise tax payable	25,117	—
Net cash used in operating activities	(209,494)	(981)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(65,790,000)	—
Net cash used in financing activities	(65,790,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of insider shares to the initial stockholders	—	25,000
Proceeds from sale of public units through public offering	64,500,000	—
Proceeds from sale of private placement units	3,988,920	—
Proceeds from promissory note- related party	—	200,000
Reimbursement of expenses from underwriter	45,750	—
Repayment of promissory note to related party	(350,000)	—
Payment of underwriters’ commissions	(1,290,000)	—
Payment of deferred offering costs	(323,198)	(169,640)
Net cash provided by financing activities	66,571,472	55,360

Net change in cash	571,978	54,379
Cash, beginning of the period	125,303	—
Cash, end of the period	$697,281	$54,379
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$59,017,500	$—
Allocation of offering costs to common stock subject to redemption	$3,767,869	$—
Accretion of common stock to redemption value	$10,540,369	$—
Subsequent measurement of common stock to redemption value	$63,572	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME NUMBER ACQUISITION I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Prime Number Acquisition I Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on February 25, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is actively searching and identifying suitable Business Combination target but has not selected any Business Combination target. The Company is an early stage and emerging growth company and, as such, it is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2022, the Company had not commenced any operations. All activities through June 30, 2022 are related to the Company’s formation and the proposed IPO (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsors are Prime Number Acquisition LLC (“Sponsor A”) and Glorious Capital LLC (“Sponsor B”) (collectively the “Sponsors”), both are Delaware limited liability companies.

The registration statement for the Company’s IPO became effective on May 12, 2022. On May 17, 2022, the Company consummated the initial public offering (the “IPO”) of 6,450,000 units (the “Public Units”) which included 450,000 units issued upon the partial exercise of the underwriters’ over-allotment option. The Public Units were sold at an offering price of $10.00 per unit, with each Public Unit consists of one share (the “Public Shares”) of the Company’s Class A common stock (the “Class A common stock”), one half of one warrant, and one right, generating gross proceeds of $64,500,000. Simultaneously with the IPO, the Company completed the private sale of 398,892 shares of the Class A common stock (the “Private Shares”) to the Company’s Sponsors, including 349,032 shares to Sponsor A and 49,860 shares to Sponsor B, at a purchase price of $10.00 per Private Share, generating gross proceeds of $3,988,920 (including $3,490,320 from Sponsor A and $498,600 from Sponsor B), which is described in Note 4.

Upon the closing of the IPO and the private placement on May 17, 2022, the proceeds of $65,790,000 (or $10.20 per Public Unit) in the aggregate from the IPO and the private placement were placed in a trust account (the “Trust Account” as defined in Note 5) with Wilmington Trust, N.A. acting as trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial Business Combination or the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s holders of its outstanding Public Shares (the “Public Stockholders”). In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

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

The Company will provide its holders of the outstanding Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public

Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations.

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsors and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Stockholders”) have agreed (a) to vote their Founder Shares, the Private Shares, and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Insider Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

The Company’s Initial Stockholders have agreed (A) to vote their Founder Shares, Private Shares and any Public Shares they own in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, prior to and unrelated to an initial Business Combination, an amendment to the Company’s certificate of incorporation that would affect the substance or timing of the Company’s redemption obligation to redeem all public shares if the Company cannot complete an initial Business Combination within the Combination Period (as defined below), unless the Company provides Public Stockholders an opportunity to redeem their public shares in conjunction with any such amendment, (C) not to redeem any shares, including Founder Shares, Private Shares and any Public Shares they own into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed initial Business Combination or sell any shares to the Company in any tender offer in connection with its proposed initial Business Combination, and (D) that the Founder Shares and Private Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

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

The Company will have until May 17, 2023 (or November 17, 2023 if the Company extends the period of time to consummate a Business Combination) to consummate a Business Combination (the “Combination Period”).

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public

Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The Underwriters (as defined in Note 5) have agreed to waive their rights to their Deferred Underwriting Commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.20.

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

Going Concern

As of June 30, 2022, the Company had cash of $697,281 and a working capital of $766,875. The Company’s liquidity needs up to the closing of the IPO on May 17, 2022 had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock.

We have 12 months from the closing of the IPO to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital. The Company’s management plans to continue its efforts to complete a Business Combination within the Combination Period after the closing of the IPO.

If the estimated costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $697,281 in cash and none in cash equivalents as of June 30, 2022.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The provision for income taxes was deemed to be immaterial for the three months ended June 30, 2022.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. Weighted average shares were reduced for the effect of an aggregate of 225,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised in full by the Underwriters. At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. As a result of the underwriters’ partial exercise of their over-allotment option on May 17, 2022, 112,500 insider shares were forfeited on May 23, 2022. On June 3, 2022, the Sponsors executed cancellation notices to the transfer agent to forfeit the remaining 112,500 shares for no consideration.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the three	For the six
	months	months
	ended	ended
	June 30,	June 30,
	2022	2022
Net Loss	$(66,376)	$(76,328)
Accretion of common stock to redemption value	(10,540,369)	(10,540,369)
Subsequent measurement of common stock subject to redemption value	(63,572)	(63,572)
Net loss including accretion of common stock to redemption value	$(10,670,317)	$(10,680,269)

	Three months ended
	June 30,
	2022
		Non-
	Redeemable	redeemable
	shares	shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of common stock	$(6,694,805)	$(3,975,512)
Accretion of common stock to redemption value	10,540,369	—
Subsequent measurement of common stock subject to redemption value	63,572	—
Allocation of net income (loss)	$3,909,136	$(3,975,512)

Denominators:
Weighted-average shares outstanding	3,153,333	1,872,514
Basic and diluted net income/(loss) per share	$1.24	$(2.12)

	Six months ended
	June 30,
	2022
		Non-
	Redeemable	redeemable
	shares	shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of common stock	$(4,988,774)	$(5,691,495)
Accretion of common stock to redemption value	10,540,369	—
Subsequent measurement of common stock subject to redemption value	63,572	—
Allocation of net income (loss)	$5,615,167	$(5,691,495)

Denominators:
Weighted-average shares outstanding	1,576,667	1,798,757
Basic and diluted net income/(loss) per share	$3.56	$(3.16)

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

Note 3 — Initial Public Offering

Pursuant to the IPO on May 17, 2022, the Company sold 6,450,000 Public Units which included 450,000 units issued upon the partial exercise of the underwriters’ over-allotment option. Each Public Unit consists of one share of Class A common stock, $0.0001 par value per share, one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, and one right (the “Public Rights”), each one Public Right entitling the holder thereof to exchange for one-eighth (1/8) of one Class A Common Stock upon the completion of the Company’s initial Business Combination. Because the Warrants may only be exercised for whole numbers of shares, only an even number of Warrants may be exercised. The Warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. Each Right entitles the holder thereof to receive one-eighth (1/8) of one share of Class A common stock at the closing of a Business Combination. The Company will not issue fractional shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law, or DGCL. As a result, the holder of the Rights must hold Rights in multiples of eight (8) in order to receive shares of Class A common stock for all of their rights upon closing of a Business Combination.

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

As of June 30, 2022, the shares of Class A common stock reflected on the balance sheet are reconciled in the following table.

As of
June 30, 2022
Gross proceeds	$64,500,000
Less:
Proceeds allocated to Public Warrants	(322,500)
Proceeds allocated to Public Rights	(5,160,000)
Offering costs of Public Shares	(3,767,868)
Plus:
Accretion of carrying value to redemption value	10,603,940
Common stock subject to possible redemption	$65,853,572

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

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it would repay such loaned amounts (the “Working Capital Loans”). In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the U.S-based Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Certain amount of such loans may be convertible into working capital shares at $10.00 per share at the option of the lender. The working capital shares would be identical to the shares sold in the private placement. As of June 30, 2022, the Company had no borrowings under the Working Capital Loans.

Founder Shares

On April 7, 2021, Sponsor A and Sponsor B acquired 1,357,000 shares and 80,500 shares of Class B common stock, respectively. On May 28, 2021, Sponsor A and Sponsor B surrendered 271,400 and 16,100 shares of Class B common stock, respectively, without consideration. On December 22, 2021, the Company effected a 1.5 for 1 stock split of Class B common stock resulting the Sponsors holding 1,725,000 shares of Class B common stock. On December 28, 2021, the Sponsors converted their shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis (up to 225,000 shares of which are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part). As a result, Sponsor A owns 1,628,400 shares of Class A common stock for an aggregate consideration of $23,600 and Sponsor B owns 96,600 shares of Class A common stock for an aggregate consideration of $1,400 (collectively “Founder Shares”) for an aggregate consideration of $25,000, or approximately $0.01 per share. As a result of the underwriters’ partial exercise of their over-allotment option on May 17, 2022, 112,500 Founder Shares were subject to forfeiture. On June 3, 2022, the Sponsors executed cancellation notices to the transfer agent to forfeit the remaining 112,500 shares for no consideration.

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

Administrative Services Agreement

The Company has agreed, commencing on the effective date of the prospectus, to pay Sponsor A up to $10,000 per month for office space, administrative and shared personnel support services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that there are insufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) twelve months after the completion of the IPO. For the three months and six months ended June 30, 2022, the Company incurred $10,000 and $10,000, respectively, in fees for these services, of which $10,000 and none were included in accrued expenses in the accompanying condensed unaudited balance sheets June 30, 2022 and December 31, 2021, respectively.

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

Underwriting Agreement

The Company has granted Prime Number Capital, LLC and WestPark Capital, Inc (collectively referred to as the “Underwriters”), a 45-day option from the date of the prospectus to purchase up to 900,000 Public Units (one share of Class A common stock, one-half (1/2) of one redeemable Warrant, and one Right) (“Over-allotment Units”) to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On May 17, 2022, simultaneously with the closing of the IPO, the Underwriters partially exercised its over-allotment option to purchase 450,000 Over-allotment Units, generating gross proceeds to the Company of $4,500,000.

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

Note 7 — Stockholders’ Equity

Preferred Stock -- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, there was no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. On December 28, 2021, the Sponsors converted their shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis. As a result of the Underwriters’ partial exercise of their over-allotment option on May 17, 2022, 112,500 Founder Shares were forfeited on May 23, 2022. As of June 30, 2022, there were 2,011,392 shares of common stock issued and outstanding (excluding 11,500,000 shares subject to possible redemption), so that the Initial Stockholders own approximately 20% of the issued and outstanding shares after the IPO.

Class B Common Stock -- The Company is authorized to issue 2,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 22, 2021, the Company effected a 1.5 for 1 stock split of our Class B common stock so that the Sponsors owned an aggregate of 1,725,000 shares of Class B common stock. On December 28, 2021, the Sponsors converted their shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis (up to 225,000 shares of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised). As of June 30, 2022, there was no Class B common stock issued or outstanding.

Rights — Each holder of a right (the “Rights”) will receive one-eighth (1/8) of one share of Class A common stock upon consummation of a Business Combination, even if the holder of such Right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a Right will be required to affirmatively covert its Rights in order to receive 1/8 share underlying each Right (without paying additional consideration). The shares issuable upon conversion of the Rights will be freely tradable (except to the extent held by affiliates of the Company).

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

Warrants — Each redeemable warrant (the “Warrant”) entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as described in this prospectus. The Warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the IPO. However, no Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the Warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the Public Warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis. The Warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

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

Note 8 — Fair Value Measurements

The fair value of the Company’s consolidated financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the assessment of the assumptions that market participants would use in pricing the asset or liability.

As of June 30, 2022, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities in the Trust Account	65,853,572	65,853,572	—	—

Note 9 — Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 15, 2022 the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “IPO”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the SEC on May 16, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on February 25, 2021 formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).  The Company is actively searching and identifying suitable Business Combination target but has not selected any Business Combination target. . We intend to effectuate our Business Combination using cash derived from the proceeds of our IPO and the sale of Class A common stock (the “Private Placement Shares”) in a private placement (the “Private

Placement”) to the Company’s sponsors including Prime Number Acquisition LLC (the “sponsor A”) and Glorious Capital LLC (the “sponsor B”, together with the sponsor A, the “sponsors”), potential additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Development

On May 17, 2022 the Company consummated the IPO of 6,450,000 units (the “Public Units”) (including 450,000 units issued upon the partial exercise of the over-allotment option). Each unit consists of one share of Class A common stock, $0.0001 par value per share (the “Public Shares”), one-half of one redeemable warrant (the “Public Warrants”), and one right (the “Public Rights”). Each whole warrant entitles the holder thereof to purchase one share of Class A common stock (the “Class A common stock”) at an exercise price of $11.50 per share, and each right entitles the holder thereof to receive one-eighth of one share of Class A common stock upon the consummation of the Company’s initial Business Combination.

On May 17, 2022, we consummated the IPO of 6,450,000 units at a price of $10.00 per unit, generating gross proceeds of $64,500,000. Simultaneously with the closing of the IPO and partial exercise of the over-allotment option by the underwriters, we consummated the sale (the “Private Placement”) of 398,892 shares of Class A common stock (the “Private Placement Shares”) (including 349,032 shares to sponsor A, and 49,860 shares to sponsor B) at a price of $10.00 per share generating gross proceeds of $3,988,920. Following the closings of the IPO and the sales of the Private Placement Shares on May 17, 2022, a total of $65,790,000 (or $10.20 per share) was placed in a trust account, established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee (the “Trust Account”). On June 3, 2022, the sponsors executed cancellation notices to the transfer agent to forfeit the remaining 112,500 shares for no consideration.

On June 30, 2022, we announced that holders of our units may elect to separately trade Public Shares, Public Warrants and Public Rights included in its Public Units, commencing on or about July 6, 2022.

The Public Shares, Public Warrants and Public Rights are traded on the Nasdaq Global Market (“Nasdaq”) under the symbols “PNAC”, “PNACW”, and “PNACR” respectively. Units not separated are traded on Nasdaq under the symbol “PNACU”.

As of the date of this report, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities. We currently have until May 17, 2023 to consummate our initial Business Combination. However, if we anticipate that we may not be able to consummate our initial Business Combination by May 17, 2023, we may, but are not obligated to, we may, but are not obligated to, extend the period of time to consummate a Business Combination for up to two times by an additional three-month period each time and may have until November 17, 2023 to consummate our initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had a net loss of $66,376, which consisted of general and administrative expenses of $104,831, franchise tax of $25,117, unrealized gain on investments held in Trust Account (as defined below) of $47,648, and interest earned on the investments held in the Trust Account of $15,924. For the period from February 25, 2021 (inception) through June 30, 2022, we had a net loss of $76,328, which consisted of general and administrative expenses of $110,656, franchise tax of $29,244, and interest earned on the investments held in the Trust Account of $63,572.

For three months ended June 30, 2021 and the period from February 25, 2021 (inception) through June 30, 2021, we had a net loss of $87 and $531, respectively, all of which consisted of formation and operating costs.

Liquidity and Capital Resources

On May 17, 2022, we consummated the IPO of 6,450,000 Public Units at a price of $10.00 per unit, generating gross proceeds of $64,500,000. Simultaneously with the closing of the IPO and partial exercise of the over-allotment option by the underwriters, we consummated the sale of 398,892 Private Placement Shares (including 349,032 shares to sponsor A, and 49,860 shares to sponsor B) at a price of $10.00 per share generating gross proceeds of $3,988,920.Following the closings of the IPO and the Private Placement on May 17, 2022, a total of $65,790,000 (or $10.20 per share) was placed in a trust account, established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee (the “Trust Account”).

As of June 30, 2022, the Company had cash of $697,281 and a working capital of $766,875. The Company’s liquidity needs up to the closing of the IPO on May 17, 2022 had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock.

We have 12 months from the closing of the IPO to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital. The Company’s management plans to continue its efforts to complete a Business Combination within the Combination Period after the closing of the IPO.

If the estimated costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022, common stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officers and Chief Financial Officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 17, 2022, simultaneously with the closing of the IPO, the Company completed the Private Placement of 398,892 Private Placement Shares to the Company’s sponsors, including 349,032 shares to sponsor A, and 49,860 shares to sponsor B, at a purchase price of $10.00 per Private Placement Share, generating gross proceeds to the Company of $3,988,920 (including $3,490,320 from sponsor A and $498,600 from sponsor B).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Appointment of Chief Operating Officer

On July 13, 2022, the Company created the officer position Chief Operating Officer pursuant to Section 6.3 the Company’s bylaws. The Chief Operating Officer reports directly to the Chief Executive Officer and has such authority as delegated by the Chief Executive Officer. On the same day, the Board of Directors appointed Mr. Jeff Cheong to serve as our Chief Operating Officer, effectively immediately.

Mr. Weixiong (Jeff) Cheong has over 15 years of experience in private and public capital markets. Since January 2022, Mr. Cheong has served as the Chief Operating Officer for Blue World Acquisition Corporation (Nasdaq: BWA, “Blue World”), a special purpose acquisition company. Previously, between November 2015 and March 2022, Mr. Cheong has served as a director at Fortune Asia Long Short Fund, an investment fund. Since November 2011, Mr. Cheong has served as a director at Longfor Pte Ltd., a real estate developer in Singapore. Since August 2009, Mr. Cheong has served as the chief executive officer at Sinjia Land Ltd. (SGX: 5HH), a property development and hospitality management company. From April 2014 to May 2020, Mr. Cheong served as the chairman at CapAllianz Holdings Ltd (former name CWX Global Ltd) (SGX: 594), a company focusing on investment and oil exploration business. Mr. Cheong received a Master’s degree of business administration at Singapore Management University in June 2017. He also has passed the exam of Capital Markets and Financial Advisory Services (“CMFAS”) in Module 1 (December 2003), Module 4A (Rules and Regulations for Advising on Corporate Finance, June 2005), Module 5 (Rules And Regulations for Financial Advisory Services, January 2004), Module 6 (January 2004), and Module 8 (Collective Investment Schemes, February 2004). Mr. Cheong completed the program of Executive Skills for Board Members in Challenging Times in 2011 and obtained SMU-SID Executive Certificates in Directorship in 2012 at Singapore Management University.

Mr. Cheong will not receive any compensation for his position. Mr. Cheong has fiduciary duties to Blue World which may complete with us for business combination opportunities. Mr. Cheong, in his capability as an officer for Blue World, may choose to present potential business combinations to Blue World before he presents such opportunities to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Mr. Cheong does not hold any other positions with us and is not related to any of our directors or officers. Further, Mr. Cheong is not a related person, promoter, or control person as defined in Regulation 404(a), except that he is an affiliate of DBG Global Limited, a member of Prime Number Acquisition LLC, a sponsor of the Company.

In connection with Mr. Cheong’s appointment, the Board of Directors authorized the Company to enter into an Indemnity Agreement with Mr. Cheong. The Company and Mr. Cheong consented to and executed the Indemnity Agreement, on July 13, 2022.

A copy of the Indemnity Agreement was included as Exhibit 10.1 to a Current Report on Form 8-K filed on July 14. A press release issued by the Company on July 14 announcing the appointment was also included as Exhibit 99.1 to this the same Current Report.

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

Prime Number Acquisition I Corp.

Date: August 15, 2022	By:	/s/ Dongfeng Wang
Dongfeng Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Friedman
David Friedman
Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)