Form 10-Q
period 2022-09-30
Prime Number Acquisition I Corp.
filed 2022-11-15
CIK 1858180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

As of November 14, 2022, 8,461,392 shares of common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED CONDENSED BALANCE SHEETS

		December 31,
	September 30,	2021
	2022	(Audited)
Assets
Current Assets
Cash	$540,528	$125,303
Prepaid expenses	172,612	—
Other receivable	—	700
Deferred offering costs	—	247,640
Investments held in Trust Account	66,150,880	—
Total current assets	66,864,020	373,643
Total Assets	$66,864,020	$373,643

Liabilities, Redeemable Common Stock and Stockholder’s Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$56,293	$—
Franchise tax payable	57,523	—
Income tax payable	62,839	—
Promissory note – related party	—	350,000
Deferred underwriting fee payable	2,257,500	—
Total current liabilities	2,434,155	350,000
Total Liabilities	2,434,155	350,000

Commitments and Contingencies

Common stock subject to possible redemption, 6,450,000 shares at redemption value of $10.26 per share	66,150,880	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 2,011,392 and 1,725,000 issued and outstanding at September 30, 2022 (excluding 6,450,000 shares subject to possible redemption) and December 31, 2021, respectively	201	173
Class B common stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	—	24,827
Accumulated deficit	(1,721,216)	(1,357)
Total Stockholders’ Equity (Deficit)	(1,721,015)	23,643
Total Liabilities, Redeemable Common Stock and Stockholders' Equity (Deficit)	$66,864,020	$373,643

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the
				period
				from
				February
				25, 2021
				(inception)
	For the three months		For the nine months	through
	ended September 30,		ended September 30,	September 30,
	2022	2021	2022	2021
General and administrative expenses	$135,145	$225	$245,802	$756
Franchise tax expenses	32,406	—	61,650	—
Loss from operations	(167,551)	(225)	(307,452)	(756)

Interest earned on investment held in Trust Account	218,589	—	234,513	—
Unrealized gain on investments held in Trust Account	78,720	—	126,368	—
Income (loss) before income taxes	129,757	(225)	53,430	(756)
Income taxes provision	(62,839)	—	(62,839)	—
Net income (loss)	$66,918	$(225)	$(9,410)	$(756)

Basic and diluted weighted average shares outstanding of redeemable common stock	6,450,000	—	3,225,000	—

Basic and diluted net income per share of redeemable common stock	$0.41	—	1.24	—

Basic and diluted weighted average shares outstanding of non-redeemable common stock	2,011,392	1,150,000	1,870,678	1,000,288

Basic and diluted net loss per share of non-redeemable common stock	$(1.27)	$(0.00)	$(2.14)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY(DEFICIT)

			Additional		Total
	Class A Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	1,725,000	$173	$24,827	$(1,357)	$23,643

Net loss				(9,952)	(9,952)

Balance as of March 31, 2022	1,725,000	$173	$24,827	$(11,309)	$13,691

Sale of public units in initial public offering	6,450,000	645	64,499,355	—	64,500,000

Sale of private placement units	398,892	40	3,988,880	—	3,988,920

Forfeiture of Founder Shares	(112,500)	(11)	(11)	—	(22)

Underwriter commissions	—	—	(3,547,500)	—	(3,547,500)

Offering costs	—	—	(571,515)	—	(571,515)

Reimbursement of offering expense from underwriter	—	—	45,750	—	45,750

Reclassification of common stock subject to redemption	(6,450,000)	(645)	(59,016,855)	—	(59,017,500)

Allocation of offering costs to common stock subject to redemption	—	—	3,767,869	—	3,767,869

Accretion of common stock to redemption value	—	—	(9,190,800)	(1,349,569)	(10,540,369)

Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	(63,572)	(63,572)

Net loss	—	—	—	(66,376)	(66,376)
Balance as of June 30, 2022	2,011,392	201	—	(1,490,826)	(1,490,625)

Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	(297,308)	(297,308)

Net income	—	—	—	66,918	66,918
Balance as of September 30, 2022	2,011,392	$201	$—	$(1,721,216)	$(1,721,015)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	(444)	(444)

Balance as of March 31, 2021	—	—	—	—	—	(444)	(444)

Class B common stock issued to initial stockholders	—	—	1,437,500	144	24,856	—	25,000

Surrender of Class B common stock	—	—	(287,500)	(29)	29	—	—
Net loss	—	—	—	—	—	(87)	(87)
Balance as of June 30, 2021	—	—	1,150,000	115	24,884	$(531)	24,469

Net loss	—	—	—	—	—	(225)	(225)
Balance as of September 30, 2021	—	$—	1,150,000	$115	$24,884	$(756)	$24,244

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		from February
	For the Nine	25, 2021
	Months	(inception)
	Ended	through
	September 30,	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,410)	$(756)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(234,513)	—
Unrealized gain on investments held in Trust Account	(126,368)	—
Prepaid expenses	(172,612)	—
Accounts payable and accrued expenses	56,294	—
Franchise tax payable	57,523	—
Income tax payable	62,839	—
Net cash used in operating activities	(366,247)	(756)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(65,790,000)	—
Net cash used in financing activities	(65,790,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of insider shares to the initial stockholders	—	25,000
Proceeds from sale of public units through public offering	64,500,000	—
Proceeds from sale of private placement units	3,988,920	—
Proceeds from promissory note- related party	—	200,000
Reimbursement of expenses from underwriter	45,750	—
Repayment of promissory note to related party	(350,000)	—
Payment of underwriters’ commissions	(1,290,000)	—
Payment of deferred offering costs	(323,198)	(174,640)
Net cash provided by financing activities	66,571,472	50,360

Net change in cash	415,225	49,604
Cash, beginning of the period	125,303	—
Cash, end of the period	$540,528	$49,604
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$59,017,500	$—
Allocation of offering costs to common stock subject to redemption	$3,767,869	$—
Accretion of common stock to redemption value	$10,540,369	$—
Subsequent measurement of common stock to redemption value	$360,881	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME NUMBER ACQUISITION I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Prime Number Acquisition I Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on February 25, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is actively searching and identifying suitable Business Combination target. The Company is an early stage and emerging growth company and, as such, it is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. Activities before May 17, 2022 are related with the formation and IPO, while the activities after May 17, 2022 are mainly focused on searching and identifying the Business Combination target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Going Concern

As of September 30, 2022, the Company had cash of $540,528 and a working capital of $536,485 (excluding investments held in trust account and deferred underwriting fee payable). The Company’s liquidity needs up to the closing of the IPO on May 17, 2022 had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock.

The Company has 12 months from the closing of the IPO to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $540,528 and $125,303 in cash as of September 30, 2022 and December 31, 2021 and none in cash equivalents for both periods.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 -270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 42.87% and 0.00% for the three months ended September 30 30, 2022 and 2021, respectively, and 118.14% and 0.00% for the nine months ended September 30, 2022 and for the period from February 25, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from February 25, 2021 (inception) through September 30, 2021, due to the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. Weighted average shares were reduced for the effect of an aggregate of 225,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised in full by the Underwriters. At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. As a result of the underwriters’ partial exercise of their over-allotment option on May 17, 2022, 112,500 insider shares were forfeited on May 23, 2022. On June 3, 2022, the Sponsors executed cancellation notices to the transfer agent to forfeit the remaining 112,500 shares for no consideration.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the three	For the nine
	months	months
	ended	ended
	September 30,	September 30,
	2022	2022
Net income (loss)	$66,918	$(9,410)
Accretion of common stock to redemption value	(10,540,369)	(10,540,369)
Subsequent measurement of common stock subject to redemption value	(297,308)	(360,881)
Net loss including accretion of common stock to redemption value	$(10,770,759)	$(10,910,660)

	Three months ended
	September 30,
	2022
		Non-
	Redeemable	redeemable
	shares	shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of common stock	$(8,210,398)	$(2,560,361)
Accretion of common stock to redemption value	10,540,369	—
Subsequent measurement of common stock subject to redemption value	297,308	—
Allocation of net income (loss)	$2,627,279	$(2,560,361)

Denominators:
Weighted-average shares outstanding	6,450,000	2,011,392
Basic and diluted net income/(loss) per share	$0.41	$(1.27)

	Nine months ended
	September 30,
	2022
		Non-
	Redeemable	redeemable
	shares	shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of common stock	$(6,905,241)	$(4,005,420)
Accretion of common stock to redemption value	10,540,369	—
Subsequent measurement of common stock subject to redemption value	360,881	—
Allocation of net income (loss)	$3,996,009	$(4,005,420)

Denominators:
Weighted-average shares outstanding	3,225,000	1,870,678
Basic and diluted net income/(loss) per share	$1.24	$(2.14)

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

As of September 30, 2022, the shares of Class A common stock reflected on the balance sheet are reconciled in the following table.

As of
September 30, 2022
Gross proceeds	$64,500,000
Less:
Proceeds allocated to Public Warrants	(322,500)
Proceeds allocated to Public Rights	(5,160,000)
Offering costs of Public Shares	(3,767,868)
Plus:
Accretion of carrying value to redemption value	10,901,248
Common stock subject to possible redemption	$66,150,880

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

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it would repay such loaned amounts (the “Working Capital Loans”). In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the U.S. based Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Certain amount of such loans may be convertible into working capital shares at $10.00 per share at the option of the lender. The working capital shares would be identical to the shares sold in the private placement. As of September 30, 2022, the Company had no borrowings under the Working Capital Loans.

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

Administrative Services Agreement

The Company has agreed, commencing on the effective date of the prospectus, to pay Sponsor A up to $10,000 per month for office space, administrative and shared personnel support services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that there are insufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) twelve months after the completion of the IPO. For the three months and nine months ended September 30, 2022, the Company incurred $36,129 and $46,129, respectively, in fees for these services, of which $46,129 and none were included in accrued expenses in the accompanying condensed unaudited balance sheets September 30, 2022 and December 31, 2021, respectively.

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

Underwriting Agreement

The Company has granted Prime Number Capital, LLC and WestPark Capital, Inc. (collectively referred to as the “Underwriters”), a 45-day option from the date of the prospectus to purchase up to 900,000 Public Units (one share of Class A common stock, one-half (1/2) of one redeemable Warrant, and one Right) (“Over-allotment Units”) to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On May 17, 2022, simultaneously with the closing of the IPO, the Underwriters partially exercised its over-allotment option to purchase 450,000 Over-allotment Units, generating gross proceeds to the Company of $4,500,000.

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

Note 7 — Stockholders’ Equity

Preferred Stock -- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there was no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. On December 28, 2021, the Sponsors converted their shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis. As a result of the Underwriters’ partial exercise of their over-allotment option on May 17, 2022, 112,500 Founder Shares were forfeited on May 23, 2022. As of September 30, 2022, there were 2,011,392 shares of common stock issued and outstanding (excluding 6,450,000 shares subject to possible redemption), so that the Initial Stockholders own approximately 20% of the issued and outstanding shares after the IPO.

Class B Common Stock -- The Company is authorized to issue 2,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 22, 2021, the Company effected a 1.5 for 1 stock split of our Class B common stock so that the Sponsors owned an aggregate of 1,725,000 shares of Class B common stock. On December 28, 2021, the Sponsors converted their shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis (up to 225,000 shares of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised). As of September 30, 2022, there was no Class B common stock issued or outstanding.

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

As of September 30, 2022, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities in the Trust Account	66,150,880	66,150,880	—	—

Note 9 — Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 14, 2022 the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Overview

We are a blank check company incorporated as a Delaware corporation on February 25, 2021 formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).  The Company is actively searching and identifying suitable Business Combination target. We intend to effectuate our Business Combination using cash derived from the proceeds of our IPO and the sale of Class A common stock (the “Private Placement Shares”) in a private placement (the “Private Placement”) to the Company’s sponsors including Prime Number Acquisition LLC (the “sponsor A”) and Glorious Capital LLC (the “sponsor B”, together with the sponsor A, the “sponsors”), potential additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

On May 17, 2022, the Company consummated the IPO of 6,450,000 units (the “Public Units”), each consisting of one share of Class A common stock, $0.0001 par value per share (the “Public Shares”), one-half of one redeemable warrant (the “Public Warrants”), and one right (the “Public Rights”). Simultaneously with the closing of the IPO, we consummated the Private Placement of 398,892 shares of Private Placement Shares. Following the closings of the IPO and the Private Placement on May 17, 2022, a total of $65,790,000 (or $10.20 per share) was placed in a trust account, established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee (the “Trust Account”).

Recent Development

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

On July 13, 2022, the Company appointed Mr. Weixiong (Jeff) Cheong as the Chief Operating Officer who has over 15 years of experience in private and public capital markets. Since January 2022, Mr. Cheong has served as the Chief Operating Officer for Blue World Acquisition Corporation (Nasdaq: BWA, “Blue World”), a special purpose acquisition company. Previously, between November 2015 and March 2022, Mr. Cheong has served as a director at Fortune Asia Long Short Fund, an investment fund. Since November 2011, Mr. Cheong has served as a director at Longfor Pte Ltd., a real estate developer in Singapore. Since August 2009, Mr. Cheong has served as the chief executive officer at Sinjia Land Ltd. (SGX: 5HH), a property development and hospitality management company. From April 2014 to May 2020, Mr. Cheong served as the chairman at CapAllianz Holdings Ltd (former name CWX Global Ltd) (SGX: 594), a company focusing on investment and oil exploration business. Mr. Cheong received a Master’s degree of business administration at Singapore Management University in June 2017. He also has passed the exam of Capital Markets and Financial Advisory Services (“CMFAS”) in Module 1 (December 2003), Module 4A (Rules and Regulations for Advising on Corporate Finance, June 2005), Module 5 (Rules And Regulations for Financial Advisory Services, January 2004), Module 6 (January 2004), and Module 8 (Collective Investment Schemes, February 2004). Mr. Cheong completed the program of Executive Skills for Board Members in Challenging Times in 2011 and obtained SMU-SID Executive Certificates in Directorship in 2012 at Singapore Management University.

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

As of the date of this report, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses or entities. We currently have until May 17, 2023 to consummate our initial Business Combination. However, if we anticipate that we may not be able to consummate our initial Business Combination by May 17, 2023, we may, but are not obligated to, extend the period of time to consummate a Business Combination for up to two times by an additional three-month period each time and may have until November 17, 2023 to consummate our initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net income of $66,918, which consisted of general and administrative expenses of $135,145, franchise tax of $32,406, and income tax of $62,839, offset by unrealized gain on investments held in Trust Account of $78,720, and interest earned on the investments held in the Trust Account of $218,588. For the nine months ended September 30, 2022, we had a net loss of $9,410, which consisted of general and administrative expenses of $245,802 , franchise tax of $61,650, income tax of $62,839, offset by unrealized gain on investments held in Trust Account of $126,368, and interest earned on the investments held in the Trust Account of $234,513.

For three months ended September 30, 2021 and the period from Feb 25, 2021 to September 30, 2021, we had a net loss of $225 and $756, respectively, all of which consisted of formation and operating costs.

Liquidity and Capital Resources

On May 17, 2022, we consummated the IPO of 6,450,000 Public Units at a price of $10.00 per unit, generating gross proceeds of $64,500,000. Simultaneously with the closing of the IPO, we consummated the Private Placement of 398,892 shares (including 349,032 shares to sponsor A, and 49,860 shares to sponsor B) at a price of $10.00 per share generating gross proceeds of $3,988,920. Following the closings of the IPO and the Private Placement on May 17, 2022, a total of $65,790,000 (or $10.20 per share) was placed in the Trust Account.

As of September 30, 2022, the Company had cash of $540,528 and a working capital of $536,485 (excluding investments held in trust account and deferred underwriting fee payable). The Company’s liquidity needs up to the closing of the IPO on May 17, 2022 had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022, common stock subject to possible redemption are presented at redemption value of $10.20 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officers and Chief Financial Officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated May 16, 2022 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated May 16, 2022, filed with the SEC, except for the below.

A new 1% U.S. federal excise tax could be imposed on the Company in connection with redemptions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because our securities are trading on the Nasdaq, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

If the Business Combination is completed on or before December 31, 2022, we would not be subject to the excise tax as a result of shareholders exercising their redemption rights. However, if such Business Combination occurs any time after December 31, 2022, any redemption or other repurchase that occurs in connection with the Business Combination or any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Business Combination.

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

Prime Number Acquisition I Corp.

Date: November 14, 2022	By:	/s/ Dongfeng Wang
Dongfeng Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Friedman
David Friedman
Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)