Form 10-K
period 2022-12-31
Prime Number Acquisition I Corp.
filed 2023-04-03
CIK 1858180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number:  001-41394

PRIME NUMBER ACQUISITION I CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2378484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1129 Northern Blvd., Suite 404 Manhasset, NY	11030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (347) 329-1575

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, one-half of one Warrant and one Right	The Nasdaq Stock Market LLC

Class A Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC

Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	The Nasdaq Stock Market LLC

Rights, each right exchangeable for one-eighth (1/8) of one share of Class A Common Stock at the closing of a business combination	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No ☐

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $64,500,000.

The number of shares of the common stock of the registrant outstanding as of March 13, 2023 was 8,461,392.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PRIME NUMBER ACQUISITION I CORP.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	potential ability to obtain additional financing to complete our initial business combination;
●	pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable laws.

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Prime Number Acquisition I Corp.

Overview

We are a newly organized blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. Our efforts to identify a potential target has not been limited to a particular industry. Although we focus our search on companies within technology-enabled financial sectors including but not limited to blockchain, datacenter, non-fungible token, ecommerce and other technology related infrastructure sectors, we are not required to complete our initial business combination with a business in these industries and, as a result, we may pursue a Business Combination outside of these industries. We will not undertake our initial business combination with an entity being based in or having the majority of the company’s operations in China (including Hong Kong and Macau). Our ability to locate a potential target is subject to the uncertainties discussed in the registration statement on Form S-1 (File No.: 333-262457) (the “S-1”), filed with the Securities and Exchange Commission (the “SEC”).

On May 17, 2022, we consummated our initial public offering (the “IPO”) of 6,450,000 units (the “Units”), which included 450,000 units issued upon the partial exercise of the over-allotment option of the underwriters of the IPO. Each Unit consists of one share of our Class A common stock (the “Class A Common Stock”), $0.0001 par value per share (the “Public Shares”), one-half of one redeemable warrant (the “Warrants”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, and one right (the “Rights”), each one Right entitling the holder thereof to exchange for one-eighth (1/8) of one Class A Common Stock upon the completion of the Company’s initial business combination, generating gross proceeds of $64,500,000. Simultaneously with the closing of the IPO, we completed the private sale (the “Private Placement”) of 3,988,920 shares of Class A Common Stock (the “Private Shares”) including 398,892 shares to the Company’s sponsors,  including 349,032 shares to Prime Number Acquisition LLC (the “Sponsor A”) and 49,860 shares to Glorious Capital LLC (the “Sponsor B”, together with the Sponsor A, the “Sponsors”, and together with our directors and officers, the “founders”), at a purchase price of $10.00 per Private Share, generating gross proceeds of $3,988,920 (including $3,490,320 from Sponsor A and $498,600 from Sponsor B) (the “Private Placement Proceeds”). The Private Shares are identical to the shares of Common Stock sold as part of the Units in the IPO, except that the Private Shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with or related to our founders, each of whom will be subject to the same transfer restrictions) until 30 days after the completion of our initial business combination. The proceeds of $65,790,000 ($10.20 per Public Share) in the aggregate from the IPO and a portion from the Private Placement (the “Trust Funds”), were placed in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

The Trust Funds include $2,257,500 payable to the underwriters (the “deferred underwriting compensation”) pursuant to the underwriting agreement dated May 12, 2022, entered among us, Prime Number Capital LLC (“PNCPS”) and WestPark Capital LLC (“WestPark”), the representatives (the “Representatives”) of the underwriters of the IPO.

Our management has broad discretion with respect to the specific application of the proceeds of the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a Business Combination and working capital.

Since our IPO, our sole business activity has been identifying, evaluating suitable acquisition transaction candidates and preparing for consummation of the Business Combination (defined below). We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

Business Combination with noco-noco

On December 29, 2022, we, Prime Number Merger Sub Inc. (“Merger Sub”), a Delaware corporation established for the purpose to become a wholly-owned subsidiary of a newly incorporated exempted Cayman Islands company (“PubCo”) prior to the Business

Combination (as defined below), Noco-Noco Pte. Ltd. (“Noco-Noco”) and certain shareholders of Noco-Noco collectively holding a controlling interest (together with other shareholders of Noco-Noco subsequently joining the transactions, the “Sellers”) entered into a Business Combination Agreement (the “Business Combination Agreement”). Prime Number Holding Limited, formed on December 28, 2022 as PubCo, and Prime Number New Sub Pte. Ltd., formed on January 25, 2023 as New SubCo, joined as parties to such Business Combination Agreement.

Noco-Noco is a development-stage manufacturer of carbon-zero electric vehicle battery technologies. Through the research and development of multilayer battery separator and by providing sustainable mobility services for people and goods, Noco-Noco aims to address the need for energy to customers driven to carbon-zero.

Pursuant to the Business Combination Agreement, among other things, in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Merger Sub will merge with and into us (the “Merger”), with us surviving the Merger as a wholly owned subsidiary of PubCo. The Merger will become effective at such time on the date of the closing of the Merger (the “Merger Closing”) as the certificate of merger is duly filed with the Secretary of State of the State of Delaware or at such other time specified in the certificates of merger (the “Merger Effective Time”). In addition, New SubCo shall acquire the issued and outstanding shares of Noco-Noco from the Sellers; in exchange, PubCo shall issue to the shareholders of Noco-Noco the shares of PubCo (the “Share Exchange”, and together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Noco-Noco becoming a subsidiary of New SubCo. Upon the consummation of the Business Combination, we will become a wholly-owned subsidiary of PubCo and Noco-Noco will be a subsidiary of PubCo with PubCo indirectly holding all or controlling equity interest in Noco-Noco, and the stockholders of us and the Sellers would receive shares, par value $0.0001 per share, of PubCo (“PubCo Ordinary Shares”) as consideration and become the shareholders of PubCo. Following the Merger Effective Time, PubCo will change its name to “noco-noco Inc.”

Pursuant to the Business Combination Agreement, immediately prior to the Merger Effective Time, (i) holders of each of our Unit issued and outstanding immediately prior to the Merger Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one share of Class A Common Stock, one-half of Warrant, and one Right; (ii) holders of each of our Class A Common Stock, issued and outstanding immediately prior to the effective time of the Merger shall be canceled in exchange for the right to receive one PubCo Ordinary Share, (iii) holders of each share of our Class B Common Stock, par value $0.0001 per share issued and outstanding immediately prior to the effective time of the Merger shall be canceled in exchange for the right to receive one PubCo Ordinary Share, (iv) holders of each of our Warrant outstanding immediately prior to the effective time of the Merger shall cease to be a warrant with respect to our Class A Common Stock and be assumed by PubCo and converted into a warrant of PubCo to purchase one PubCo Ordinary Share, subject to substantially the same terms and conditions prior to the effective time of the Merger; and (v) holders of each of our Right outstanding immediately prior to the effective time of the Merger shall cease to be a right with respect to our Class A Common Stock and be assumed by PubCo and converted into a right of PubCo to receive one-eighth (1/8) of one PubCo Ordinary Share, subject to substantially the same terms and conditions prior to the effective time of the Merger.

In addition, in connection with and at the Share Exchange Closing, each Seller shall be entitled to receive from PubCo, such number of PubCo Ordinary Shares that is equal to the product of (a) the quotient of (i) $1,350,000,000 (the “Target Valuation”), divided by (ii) the price per PubCo Ordinary Share that equals to the redemption price of each share of PNAI Class A Common Stock in connection with the Business Combination (the “PubCo Per Share Price”), multiplied by (b) such Seller’s Pro Rata Portion as set out in the Allocation Schedule of the Business Combination Agreement.

about noco-noco

noco-noco is an early-stage decarbonization solution provider in Asia, aiming to primarily engage in (i) the leasing of battery products, including batteries and BEVs to commercial transportation companies, and of ESS to renewable power plants and other power plants requiring grid stabilization and backup power; and (ii) carbon abatement solutions for landowners and carbon credit sales. noco-noco operates a unique own-and-lease business model where it manufactures its battery products through OEMs and lease them to its clients. noco-noco relies on an exclusive license-in agreement with 3DOM Alliance to utilize 3DOM Alliance’s intellectual property and technologies to develop and manufacture its own battery products and services. It also engages in carbon abatement solutions and carbon credit sales, and cross-sells them to its battery business clients to offset carbon emissions from their operations.

noco-noco was incorporated under the laws of Singapore on July 25, 2019. The principal executive offices are located at #04-06 SGX Centre 2, Singapore 068807, with a total area of 2,432 square feet. The lease will expire on September 14, 2024. noco-noco’s phone number is (65) 6970 9643 and its contact email address is contactus@noco-noco.com. There is no established public trading market for its ordinary shares.

Related Agreements

Lock-Up Agreement

Prior to the Merger Effective Time, certain Sellers and the our founders will enter into lock-up agreements with us and PubCo (the “Lock-up Agreement”).

Pursuant to the Lock-Up Agreement, PubCo Ordinary Shares held by such holders are categorized as (i) “Group I Lock-up Shares”, referring to the 50% of the total number of PubCo Ordinary Shares that such Seller will receive in connection with the Share Exchange, or 50% of the number of PubCo Ordinary Shares such Holder will receive in converting their Founder Shares in connection with the Merger, (ii) “Group II Lock-up Shares”, referring to the remaining 50% of the total number of PubCo Ordinary Shares that such Seller will receive in connection with the Share Exchange, or 50% of the number of PubCo Ordinary Shares such Holder will receive in converting its Founder Shares in connection with the Merger; and (iii) “Group III Lock-up Shares”, referring to the total number of PubCo Ordinary Shares that such Holder will receive in converting its Private Shares and its Working Capital Loan Shares (as defined in the Lock-up Agreement) in connection with the Merger. The Group I Lock-Up Shares, Group-II Lock-up Shares, Group-III Lock-up Shares shall be collectively referred as “Lock-up Shares”.

The “Lock-up Period” means (i) with respect to the Group I Lock-up Shares, the period commencing on the Share Exchange Closing Date and ending on the date that is the earlier to occur of (A) six months there-after, or (B) the date on which the closing price of each PubCo Ordinary Share equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the completion of the Share Exchange; (ii) with respect to the Group II Lock-up Shares, the period commencing on the Share Exchange Closing Date and ending on the date that is six months thereafter; (iii) with respect to the Group III Lock-up Shares, the period commencing on the Share Exchange Closing Date and ending on the 30 days thereafter.

The holders will, subject to certain customary exceptions, agree not to, within the Lock-up Period, (i) sell, assign, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate with respect to or decrease a call equivalent position with respect to any Lock-up Shares, (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise or engage in any short sales or other arrangement with respect to the Lock-Up Shares or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (ii).

Registration Rights Agreement

Prior to the Share Exchange Closing, PubCo and certain prospective holders of PubCo Ordinary Shares (including our founders, the Sellers and the investors of Transaction Financing) will enter into the Registration Rights Agreement, to be effective upon the Closing pursuant to which, among other things, PubCo will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act and the holders have been granted certain demand and piggyback registration rights.

Warrant Assumption Agreement

Prior to the Merger Closing, we, PubCo and VStock Transfer, LLC, our transfer agent, will enter into the Warrant Assumption Agreement, pursuant to which, among other things, we will have assigned all of its rights, interests and obligations in the Existing Warrant Agreement to PubCo effective upon the Merger Closing, and PubCo will have assumed the warrants provided for under the Existing Warrant Agreement.

Background of Business Combination

The terms of the Business Combination are the result of arms-length negotiations between us and noco-noco, and the respective representatives. The following is a brief description of the background of these negotiations.

Between May 17, 2022 and the date hereof, we reviewed in varying degrees approximately five potential business combination candidates involved in various industries and sectors, including construction and infrastructure, manufacturing, high technology, ad fintech. Our management team held frequent discussions regarding these targets both internally and with a wide range of the potential business combination candidates’ management teams. For the four potential candidates that we did not proceed with the definitive transaction documents, we signed non-disclosure agreement with two targets, and non-binding term sheet with each of two other targets.

Timeline of Business Combination

On June 1, 2022, Mr. Weixiong (Jeff) Cheong met with Singapore management team of noco-noco including Mr. Masataka Matsumura. Management of noco-noco shared introduction of noco-noco’s business and the industry, and invited Mr. Cheong to visit 3DOM Alliance’s facilities in Japan.

On June 9, Mr. Cheong travelled to Japan and had an on-site visit with 3DOM Alliance, the controlling shareholder of noco-noco, accompanied by management of noco-noco. During the visit, Mr. Cheong had conversations with noco-noco management team and 3DOM Alliance over topics including noco-noco’s business operation, business plan analyses, and potential for business combination. To respond to questions in greater details, noco-noco management proposed a non-binding LOI with us, in which there shall be confidentiality clause. Following Mr. Cheong’s visit to Japan, our management agreed to further pursue the opportunity with noco-noco.

On June 15, 2022, representatives of noco-noco and our management had meeting to discuss preliminarily on entering into a non-binding letter of intent.

On July 1, 2022, we sent a draft non-binding term sheet to noco-noco which was primarily for the demonstration purpose to show the material terms to be included in the term sheet. The draft included, among others, the following terms:(i) the parties shall contemplate a business combination, and the deal structure will be determined based on due diligence findings and other considerations; and (ii) the total transaction consideration will be based on noco-noco’s equity value estimated at $2.5 billion, the desired valuation by noco-noco. The parties also agreed to further discuss valuation and other terms.

On July 11, 2022, in order to obtain additional information of noco-noco and allow some time for the parties to negotiate substantive terms of a business combination, we and noco-noco reached a non-binding letter of intent (the “noco-noco LOI”) which contemplated the following major terms: (i) the noco-noco LOI is intended to express only a mutual indication of interest in a potential business combination and shall not create legal obligation to the parties, except for certain binding matters; (ii) the parties agree to discuss in good faith and make reasonable good faith efforts to agree in writing, non-binding, material terms of the potential business combination within 45 business days after date of the noco-noco LOI, and such agreement in writing shall be appended to and supplement the noco-noco LOI (the “Term Sheet”); (iii) noco-noco shall not, at any time, have any right, title, interest or claim of any kind in any monies in the Trust Account.; (iv) each party shall keep confidential of information disclosed by the other party; and (v) until termination of the noco-noco LOI, noco-noco may not engage in transaction that would prohibit or impair the proposed business combination.

Following execution of the noco-noco LOI, noco-noco started sharing diligence materials to us, including but not limited to documents in relation to business planning, and existing collaboration letters of intent or transaction indications.

From July 11, 2022 to August 5, 2022, we and noco-noco had extensive discussions and negotiations over the proposed Term Sheet. The negotiation was mainly focused on valuation of noco-noco’s business. Pursuant to negotiation, we and noco-noco agreed on valuation range of $1.25 billion to $2.5 billion.

On August 5, 2022, the parties executed the Term Sheet. The Term Sheet included the following terms, among others: (i) the total transaction consideration will be based on noco-noco’s equity value estimated at a range of $1.25 billion to $2.5 billion; and (ii) a transaction financing of at least $20,000,000 will be consummated at the closing of the business combination.

On October 25, 2022, we engaged PNCPS and WestPark, the representatives of the underwriters for PNAC IPO, acted as the financial advisors to us in connection with its initial business combination.

On October 25, 2022, we and PNCPS entered into a separate engagement whereby PNCPS would, among others, use its reasonable efforts in identifying and introducing potential targets, valuate potential business combination and assess the proposed structure for business combination and assist in managing the process and other related services.

On October 27, 2022, noco-noco engaged Sidley Austin as its U.S. securities counsel to the proposed Business Combination.

On November 11, 2022, noco-noco engaged Marcum Asia CPAs LLP as its auditor in connection with the proposed Business Combination.

In November 2022, we engaged Robinson & Cole LLP (“R&C”) as its U.S. securities counsel to the proposed Business Combination.

On November 18, 2022, R&C sent a legal due diligence checklist to noco-noco as part of our diligence assessment of noco-noco’s business operations.

On November 23, 2022, we and R&C received noco-noco’s initial response to the due diligence checklists that contained legal diligence materials regarding noco-noco. We and R&C commenced its diligence on these materials.

On November 28, 2022, representatives of noco-noco and us, including Sidley Austin and R&C, held a virtual meeting to discuss the proposed transaction structure, and established the timeline and responsibilities for the transaction moving forward.

On November 30, 2022, Sidley Austin and R&C exchanged emails to determine the drafting responsibilities for this proxy statement/prospectus.

On December 1, 2022, R&C sent follow-up due diligence request relating to the diligence materials drafted in non-English and translation thereof.

On December 5 and 6, 2022, representatives of noco-noco circulated to the translated due diligence materials to R&C.

On December 6, 2022, Sidley Austin sent an initial draft of the Business Combination to R&C, which reflected the terms in the executed Term Sheet.

On December 7, 2022, Sidley Austin circulated drafting responsibilities for this proxy statement/prospectus based on previous discussions.

On December 7, 2022, R&C circulated an updated due diligence request list with additional due diligence questions.

On December 8, 2022, representatives of noco-noco provided the additional requested due diligence materials via emails.

On December 10, 2022, R&C sent follow-up due diligence questions to representatives of noco-noco and the representatives of noco-noco addressed these questions by emails and additional due diligence materials on the same day.

The Business Combination Agreement was negotiated between December 6, 2022 subsequent to the initial circulation of the draft Business Combination Agreement through the date of execution on December 29, 2022. In consideration of overall capital market conditions and stock performance of recent business combinations post closings and most importantly, to attract potential investors and retain non-redeeming Public Stockholder of ours, we and noco-noco agreed to set the final valuation in the lower end of the valuation range.

Specific provisions in the Business Combination Agreement and related agreements were negotiated by emails and virtual conference calls between respective counsels for noco-noco and us throughout the period shortly after the initial circulation of the draft Business Combination Agreement and the date of the execution of the Business Combination Agreement.

Drafts of the Business Combination Agreement were exchanged by emails between respective counsels for we and noco-noco on or about December 15, 21, 24, 2022. Key topics of negotiation included, but were not limited to, the structure and terms of the business combination as contemplated in the Business Combination Agreement, the scope of the representations and warranties, the applicable closing conditions and pre-closing covenants, termination terms and conditions, corporate governance matters relating to, among others, post-closing management, board composition and equity incentive plan, and disclosure schedules of each party.

During the negotiation period, we and noco-noco also continued with discussion over noco-noco’s valuation.

On December 21, 2022, Merger Sub was incorporated under the laws of the State of Delaware.

On December 22, 2022, we engaged Ogier Global as its Cayman counsel in connection with the Business Combination.

On December 27, 2022, Sidley Austin circulated draft disclosure letter of noco-noco to us and R&C.

On December 27, 2022, Sidley Austin circulated draft Lock-Up Agreement to us and R&C.

On December 28, 2022, R&C circulated draft disclosure letter of ours to noco-noco and Sidley Austin, and Sidley Austin circulated updated draft disclosure letter of noco-noco to us and R&C on December 28, 2022.

Between December 28, 2022 through the date of execution on December 29, 2022, respective counsels for noco-noco and us exchanged drafts and comments to the disclosure letters.

On December 28, 2022, R&C circulated draft Warrant Assumption Agreement and Registration Rights Agreement to noco-noco and Sidley Austin, and the parties exchanged comments on the same day.

On December 28, 2022, the PubCo was incorporated under the laws of the Cayman Islands as an exempted company limited by shares.

During the drafting and review process, directed by our management, R&C sent a draft of the Business Combination, each related ancillary document, and a summary of transaction terms to the Board for their review and consideration. The Board was regularly updated with any additional changes until the parties finalized the Business Combination and each Ancillary Document.

Between November 23, 2022 through the date of signing of the Business Combination Agreement on December 29, 2022, we, noco-noco, , Sidley Austin, and R&C continuously reviewed diligence materials and followed up with additional diligence requests.

On December 29, 2022, a meeting of the Board was called to discuss and approve the Business Combination Agreement, each related agreement to be entered into prior to or concurrently with the closing of the Business Combination, and the Business Combination. After considering the proposed terms of the Business Combination Agreement, each related agreements to be entered into prior to or concurrently with the closing of the Business Combination, and taking into account the other factors described below under the caption “The Board’s Reasons for the Approval of the Business Combination,” the Board unanimously approved the Business Combination Agreement, each related agreements to be entered into prior to or concurrently with the closing of the Business Combination, and the Business Combination, and determined that it was advisable and in the best interests of us to consummate the Business Combination contemplated by the Business Combination Agreement and related agreements. The Board directed that the Business Combination and other transactions be described in proposals in a proxy statement/prospectus to be submitted to our stockholders for approval and adoption, and recommended that our stockholders approve and adopt such proposals (the “Proposals”).

Later, on December 29, 2022, we, Merger Sub, noco-noco and certain shareholders of noco-noco entered into the Business Combination Agreement.

On December 30, 2022, we filed a Current Report on Form 8-K with a summary of certain key terms of the Business Combination Agreement and other ancillary agreements.

On January 25, 2023, the New SubCo was incorporated under the laws of Singapore.

On February 3, 2023, each of the PubCo and the New SubCo passed board resolutions approving, confirming, ratifying and authorizing the execution of the Business Combination Agreement and the transactions contemplated thereby and became parties to the Business Combination Agreement in accordance with the terms thereof.

Agreements with Advisors

On October 25, 2022, we engaged PNCPS and WestPark, the representatives of the underwriters for our IPO, to act as the financial advisors to us in connection with its initial business combination. Pursuant to their engagement letter, PNCPS and WestPark have agreed, if requested by and in consultation with us, among others, to assist us in the transaction structing and negotiation of a definitive purchase agreement with respect to a business combination, hold meetings with us stockholders to discussion business combination and the target’s attributes, introduce us to potential investors in connection with a business combination, assist us with relevant financial analysis, presentations, press releases. PNCPS and Westpark will not receive any additional compensation for services rendered under this engagement except the deferred underwriting fee in the amount of $2,257,500 as provided in a certain underwriting agreement dated May 12, 2022 among us, PNCPS and Westpark. We also agrees to reimburse PNCPS and WestPark up to $20,000 for its reasonable out-of-pocket expenses in connection with the performance of their services thereunder.

On October 25, 2022, we and PNCPS entered into a separate engagement whereby PNCPS would, among others, use its reasonable efforts in identifying and introducing potential targets, valuate potential business combination and assess the proposed structure for business combination and assist in managing the process and other related services. In exchange of its services, we have agreed to pay or cause the surviving entity to pay a service fee equal to 0.5% of the total value of all cash, securities, or other property paid or transferred at the closing by or to us, the target and/or their shareholders with respect to a business combination. On January 31, 2023, we and PNCPS amended the original engagement to set forth PNCPS’s compensation thereunder in connection with the Business Combination, which includes $500,000 in cash and 609,756 newly issued PubCo Ordinary Shares, payable at the Closing. In addition, we also agree to reimburse PNCPS up to $5,000 for its reasonable out-of-pocket expenses in rendering their services.

Effecting the Business Combination Business

Our business strategy is to identify and acquire potential targets in which we believe can materially grow revenue and earnings through the efforts of a combined management team followed by the completion of a Business Combination, but we will not undertake our initial business combination with an entity being based in or having the majority of the company’s operations in China (including Hong Kong and Macau).

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (defined below) (excluding deferred underwriting commissions payable to our underwriters and taxes payable) at the time of our signing a definitive agreement in connection with the initial business combination, but we will not undertake our initial business combination with an entity being based in or having the majority of the company’s operations in China (including Hong Kong and Macau). If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”), or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

The Trust Funds released to us from the Trust Account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemption of our Public Shares, we may use the balance of the cash released to us from the Trust Account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of this offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our founders is required to provide any financing to us in connection with or after our initial business combination, except that our Sponsor

A has committed to transfer up to 465,000 Founder Shares (as defined below) to financial advisors, finders or consultants in our Business Combination who are not affiliated with us and our founders. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. Our amended and restated certificate of incorporation provides that, following this offering and prior to the consummation of our initial business combination, we are prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial business combination, or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a Business Combination beyond May 17, 2023 (12 months from the closing of the IPO) (or up to November 17, 2023 (18 months from the closing of the IPO) if we extend the period of time to consummate a Business Combination) or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their Public Shares.

The existence of financial and personal interests of one or more of PNAC’s directors results in conflicts of interest on the part of such director(s) between what he, she or they may believe is in the best interests of PNAC and its shareholders and what he, she or they may believe is best for himself, herself or themselves in determining to recommend that shareholders vote for the Proposals. In addition, PNAC’s officers have interests in the Business Combination that may conflict with your interests as a shareholder.

For more information on the foregoing conflicts of interest and the relevant pre-existing fiduciary duties or contractual obligations of our management team, see the section titled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

Status as a Public Company

We believe our structure will make us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds in the Trust Account available for a Business Combination initially in the amount of $63,532,500, after payment of $2,257,500 for the deferred underwriting compensation and compensation for PNCPS’ services as M&A advisor, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

Following a Business Combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our The Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Whether
Stockholder
Approval is
Type of Transaction	Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Common Stock that will be equal to or in excess of 20% of the number of shares of our Common Stock then outstanding;
●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Common Stock could result in an increase in outstanding common shares or voting power of 5% or more; or
●	the issuance or potential issuance of Common Stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholders approval of a proposed Business Combination in those instances in which stockholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a stockholder vote; (iii) the risk that the stockholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our founders, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

None of the funds in the Trust Account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our founders or advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Common Stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our founders or advisors and/or their affiliates anticipate that they may identify the stockholders with whom our founders, advisors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our founders, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the Business Combination. Our founders, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our founders, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our founders, advisors and/or their affiliates will not make purchases of Common Stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of the Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Common Stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting compensation. Our founders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any Private Shares held by them in connection with the completion of our Business Combination. However, if our founders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination by May 17, 2023 (or up to November 17, 2023 if we extend the period of time to consummate a Business Combination).

PubCo has filed a draft of a registration statement in Form F-4 which contains proxy materials to our stockholders to seek their approval of the Business Combination, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

We will complete our Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the Business Combination. A quorum for the special meeting for such a vote will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our founders will count toward this quorum and have agreed to vote their Founder Shares, Private Shares and any Public Shares purchased during or after the IPO in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of Common Stock voted, non-votes will have no effect on the approval of our Business Combination once a quorum is obtained. Our founders collectively own 2,011,392 shares of Common Stock (including 1,612,500 Founder Shares and 398,892 Private Shares). As a result, in addition to our founders’ Founder Shares and Private Shares, we would need 2,219,305 shares (or 34.41% of the 6,450,000 Public Shares sold in the IPO) in order to have our Business Combination approved (assuming all outstanding shares voted); or 103,957 shares (1.61% of the 6,450,000 Public Shares sold in the IPO) in order to have our Business Combination approved (assuming only the quorum is present and voted). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our Business Combination.

These quorums and voting thresholds, and the voting agreements of our founders, may make it more likely that we will consummate our  Business Combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote, do not vote or abstain, and if they do vote, irrespective of whether they vote for or against the Business Combination, and irrespective of whether they were a public stockholder on the record date for the general meeting held to approve the Business Combination.

Our amended and restated certificate of incorporation provides that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all shares of Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all shares of Common Stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Initial Business Combination

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the IPO, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in the IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against, or to abstain from voting on, our Business Combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their Business Combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Business Combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the Business Combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the Business Combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our Business Combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target by May 17, 2023 (or up to November 17, 2023 if we extend the period of time to consummate a Business Combination).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only 18 months from the closing of the IPO to complete our initial business combination. If we are unable to complete our Business Combination by May 17, 2023 (or Up to November 17, 2023 if we extend the period of time to consummate a Business Combination), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our Business Combination by May 17, 2023 (or up to November 17, 2023 if we extend the period of time to consummate a Business Combination).

Our founders have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Shares held by them if we fail to complete our initial business combination within by May 17, 2023 (or up to November 17, 2023 if we extend the period of time to consummate a Business Combination). However, if our founders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination by May 17, 2023 (or up to November 17, 2023 if we extend the period of time to consummate a Business Combination).

Our founders have agreed, pursuant to a letter agreement with us (filed as an exhibit hereto), that they will not propose any amendment to our amended and restated certificate of incorporation (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by May 17, 2023 (or up to November 17, 2023 if we extend the period of time to consummate a Business Combination), or (ii) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding Public Shares. However, we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $700,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the Private Shares, other than the Trust Funds, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The Trust Funds could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third party claims We have not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of our company. We have not asked the Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the Trust Funds are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and the Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked the Sponsor to reserve for such indemnification obligations and we cannot assure you that the Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. the Sponsors will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $700,000 from the proceeds of the IPO with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Business Combination by May 17, 2023 (or up to November 17, 2023 if we extend the period of time to consummate a Business Combination) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Business Combination within by May 17, 2023 (or up to November 17, 2023 if we extend the period of time to consummate a Business Combination), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our Business Combination by May 17, 2023 (or up to November 17, 2023 if we extend the period of time to consummate a Business Combination), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes or for working capital purposes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, the Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the Trust Funds could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our Business Combination by May 17, 2023 (or up to November 17, 2023 if we extend the period of time to consummate a Business Combination), subject to applicable law, (ii) (a) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we have not consummated an initial business combination by May 17, 2023 (or up to November 17, 2023 if we extend the period of time to consummate a Business Combination) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity or (iii) our completion of an initial business combination, and then only in connection with those Public Shares that such stockholder properly elected to redeem, subject to the limitations described in the S-1. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 1129 Northern Blvd., Suite 404, Manhasset, New York 11030.

Employees

We currently have three executive officers including Mr. Dongfeng Wang, the Chief Executive Officer, Mr. Weixiong (Jeff) Cheong, the Chief Operating Officer, and Mr. David Friedman, the Chief Financial Officer. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our Units, Class A Common Stock, Warrants and Rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in the prospectus of our IPO (File No. 333-262457) filed with the SEC on May 16, 2022 (the “Prospectus”) and in a proxy statement/prospectus in connection with the Business Combination on the Form F-4 to be filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, there have been no material changes to the risk factors disclosed in our Prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 1129 Northern Blvd., Suite 404, Manhasset, New York 11030. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “PNACU” on May 13, 2022. The Class A Common Stock, Warrants and Rights comprising the Units began separate trading on Nasdaq on May 13, 2022, under the symbols “PNAC”, “PNACW” and “PNACR”, respectively.

Holders of Record

At March 13, 2023, there were 11 holders of record of our Class A Common Stock, 1 holder of record of our Units, 1 holder of record of our separately traded Warrants, and 1 holder of record of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our shares of Class A Common Stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Simultaneously with the closing of the IPO, we completed the Private Placement of 3,988,920 shares of Private Shares, including 398,892 shares to the Company’s Sponsors, including 349,032 shares to Sponsor A and 49,860 shares to Sponsor B, at a purchase price of $10.00 per Private Share, generating gross proceeds of $3,988,920 (including $3,490,320 from Sponsor A and $498,600 from Sponsor B). The Private Shares are identical to the shares of Class A Common Stock sold as part of the Units in the IPO, except that the Private Shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with or related to our founders, each of whom will be subject to the same transfer restrictions) until 30 days after the completion of our initial business combination.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We are a blank check company incorporated as a Delaware corporation on February 25, 2021 formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of our IPO and the sale of Class A common stock (the “Private Placement Shares”) in a private placement (the “Private Placement”) to the Company’s sponsors, potential additional shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

On May 17, 2022, the Company consummated the IPO of 6,450,000 units, each consisting of one share of Class A common stock, $0.0001 par value per share, one-half of one redeemable warrant, and one right. Simultaneously with the closing of the IPO, we consummated the Private Placement of 398,892 shares of Private Placement Shares. Following the closings of the IPO and the Private Placement on May 17, 2022, a total of $65,790,000 (or $10.20 per share) was placed in a trust account, established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee (the “Trust Account”).

Recent Developments

On December 29, 2022, we, Prime Number Merger Sub Inc. (“Merger Sub”), a Delaware corporation established for the purpose to become a wholly-owned subsidiary of a newly incorporated exempted Cayman Islands company (“PubCo”) prior to the noco-noco Business Combination (as defined below), NOCO-NOCO PTE. LTD. (“noco-noco”) and certain shareholders of noco-noco collectively holding a controlling interest (together with other shareholders of noco-noco subsequently joining the transactions, the “Sellers”) entered into a Business Combination Agreement (the “Business Combination Agreement”). Capitalized terms used and not otherwise defined herein have the definitions assigned to such terms in the Business Combination Agreement. Prime Number Holding Limited, formed on December 28, 2022 as PubCo, and Prime Number New Sub Pte. Ltd., formed on January 25, 2023 as New SubCo, joined as parties to such Business Combination Agreement.

Pursuant to the Business Combination Agreement, among other things, in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Merger Sub will merge with and into PNAC (the “Merger”), with PNAC surviving the Merger as a wholly owned subsidiary of PubCo. The Merger will become effective at such time on the date of the closing of the Merger (the “Merger Closing”) as the certificate of merger is duly filed with the Secretary of State of the State of Delaware or at such other time specified in the certificates of merger (the “Merger Effective Time”). In addition, a wholly owned subsidiary of PubCo to be incorporated in Singapore (“New SubCo”) shall acquire the issued and outstanding shares of noco-noco from the Sellers; in exchange, PubCo shall issue to the shareholders of noco-noco the shares of PubCo (the “Share Exchange”, and together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “noco-noco Business Combination”), with noco-noco becoming a subsidiary of New SubCo. Upon the consummation of the noco-noco Business Combination, PNAC will become a wholly-owned subsidiary of PubCo and noco-noco will be a subsidiary of PubCo with PubCo indirectly holding all or controlling equity interest in noco-noco, and the stockholders of PNAC and the Sellers would receive shares, par value $0.0001 per share, of PubCo (“PubCo Ordinary

Shares”) as consideration and become the shareholders of PubCo. Following the Merger Effective Time, PubCo will change its name to “noco-noco Inc.” PubCo and New SubCo were incorporated shortly after the execution of the Buiness Combination Agreement and have joined as parties to such Business Combination Agreement.

We currently have until May 17, 2023 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by May 17, 2023, we may, but are not obligated to, extend the period of time to consummate a Business Combination for up to two times by an additional three-month period each time and may have until up to November 17, 2023 to consummate our initial business combination.

Results of Operations

Our entire activity from inception up to date was related to the Company’s formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income on investments. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $141,931, which consisted of general and administrative expenses of $588,973, franchise tax of $47,980, income tax of $112,446 and deferred income taxes provision of $37,190, offset by unrealized gain on investments held in Trust Account of $215,965, and interest earned on the investments held in the Trust Account of $712,555.

For the period from February 25, 2021 (inception) through December 31, 2021, we had a net loss of $1,357, all of which consisted of formation and operating costs.

Liquidity and Going Concern

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

As of December 31, 2022, we had marketable securities held in the Trust Account of $66,718,520 consisting of securities held in money market funds that invests in United States government treasury bills, bonds or notes with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2022, the Company had cash of $278,295 and a working capital of $313,675 (excluding investments held in Trust Account, deferred underwriting fee payable and taxes payable). The Company’s liquidity needs up to the closing of the IPO on May 17, 2022 had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock.

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

Off-Balance Sheet Financing Arraignments

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

On October 25, 2022, we engaged PNCPS and WestPark, the representatives of the underwriters for our IPO, to act as the financial advisors to us in connection with its initial business combination. Pursuant to their engagement letter, PNCPS and WestPark have agreed, if requested by and in consultation with us, among others, to assist us in the transaction structing and negotiation of a definitive purchase agreement with respect to a business combination, hold meetings with us stockholders to discussion business combination and the target’s attributes, introduce us to potential investors in connection with a business combination, assist us with relevant financial analysis, presentations, press releases. PNCPS and Westpark will not receive any additional compensation for services rendered under this engagement except the deferred underwriting fee in the amount of $2,257,500 as provided in a certain underwriting agreement dated May 12, 2022 among us, PNCPS and Westpark. We also agree to reimburse PNCPS and WestPark up to $20,000 for its reasonable out-of-pocket expenses in connection with the performance of their services thereunder.

On October 25, 2022, we and PNCPS entered into a separate engagement whereby PNCPS would, among others, use its reasonable efforts in identifying and introducing potential targets, valuate potential business combination and assess the proposed structure for business combination and assist in managing the process and other related services. In exchange of its services, we have agreed to pay or cause the surviving entity to pay a service fee equal to 0.5% of the total value of all cash, securities, or other property paid or transferred at the closing by or to us, the target and/or their shareholders with respect to a business combination. On January 31, 2023, we and PNCPS amended the original engagement to set forth PNCPS’s compensation thereunder in connection with the Business Combination, which includes $500,000 in cash and 609,756 newly issued PubCo Ordinary Shares, payable at the Closing. In addition, we also agree to reimburse PNCPS up to $5,000 for its reasonable out-of-pocket expenses in rendering their services.

Pursuant to these arrangements, we are obligated to pay the Representatives the deferred underwriting compensation equal to 3.5% of the IPO Proceeds. The deferred underwriting compensation will become payable to the Representatives from the amounts held in the Trust Account solely in the event that we complete a Business Combination. In addition, in connection with and upon the closing of the Business Combination, we will pay or cause the surviving entity of the Business Combination to pay PNCPS $500,000 in cash and issue 609,756 in new PubCo Ordinary Shares.

Critical Accounting Policies

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

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Common Stock Subject to Possible Redemption

We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Common Stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022, shares of Class A Common Stock subject to possible redemption are presented at redemption value of $10.34 per share as temporary equity, outside of the stockholders’ equity section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable Class A Common Stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Income (Loss) per Share

We comply with accounting and disclosure requirements of ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable Class A Common Stock and non-redeemable Class A Common Sock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Class A Common Stock. Any remeasurement of the accretion to redemption value of the Class A Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders.

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020 06, Debt — Debt with Conversion and Other Options (Subtopic 470 20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815 40) (“ASU 2020 06”) to simplify accounting for certain financial instruments. ASU 2020 06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020 06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020 06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020 06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officers and Chief Financial Officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this annual report.

Name	Age	Position
Dongfeng Wang	46	Chief Executive Officer and Chairman
David Friedman	54	Chief Financial Officer and Director
Weixiong (Jeff) Cheong	41	Chief Operating Officer
Qinyu Wang	51	Director
H. David Sherman	74	Director
Chris Dunn	57	Director

Mr. Dongfeng Wang, our Chief Executive Officer and Chairman, has over 20 years of experience in the Internet industry covering growth phases of Internet from PC basis, mobile basis to emerging blockchain basis. In addition, Mr. Wang has more than a decade of first-hand entrepreneurship in the online music, online magazine, online game distribution, blockchain investment, and digital currency mining industries. In 2013, Mr. Wang joined Young CEO Club, a free entrepreneurship coaching program created by Xiamen Longling Capital Assets Management Co., Ltd. (“Longling Capital”), Innovation Works Holdings Limited and Beijing Zhenge Tiancheng Investment Management Company LTD, to share industry knowledge and experience with and advise Chinese emerging start-ups. In 2011, Mr. Wang joined Longling Capital founded by Mr. Wensheng Cai as a founding partner, which later invested in many well-known Chinese internet companies including 58.com Inc., Zhihu Inc., Meitu Inc., Feiyu Technology International Company Ltd., and Baofeng Group Co., Ltd. In 2009, Mr. Wang co-founded Forgame Group (00484.HK) (“Forgame”), entering the field of online game research and development and distribution. Mr. Wang served as the CEO and Chairman of the Board of Forgame from September 2009 to September 2019. Under his leadership, Group was successfully listed on Hong Kong Stock Exchange in October 2013. Prior to that, Mr. Wang and Mr. Wensheng Cai jointly invested in eMule VeryCD, FlashGet, 4399 Games, Meitu and other enterprises in 2006. In 2004, Mr. Wang founded Beijing Zhi Tong Wu Xian Technology Co., Ltd., or Zcom, an electronic magazine platform in China, and served as the CEO of the company from January 2005 to October 2008. From April 2000 to August 2004, Mr. Wang served as a director of Beijing Flying Network Music Software Research and Development Co. Ltd., a digital music distribution company. Mr. Wang received his Bachelor’s degree from Beijing Construction University, majoring in international trade and global economics, in 1999.

Mr. David Friedman, is our Chief Financial Officer and has served as a director since May 2022. Mr. Friedman has over 20 years of experience in strategic management, high technology and artificial intelligence. Since May 2020, he has served as a director of Venti Technologies, a developer of autonomous mobility vehicles designed to improve lives through disrupted transportation, commerce and society. Since August 2019, Mr. Friedman has served as an advisor and coach for ALICE Technologies, a developer of an artificial intelligence platform intended for modern AI and optimization techniques. Since June 2019, Mr. Friedman has served as the CFO of Oyla Inc., a developer of optical sensors designed to permit intelligent machines to perceive and navigate the three-dimensional world around them. Between July 2018 and November 2021, he served as the Executive Chairman of the board of the directors of Ayla Networks, where he served as the CEO from September 2010 to July 2018, a provider of a cloud platform-as-a-service connectivity platform designed to provide the flexibility and modularity to enable rapid changes to practically any type of device, cloud or app environment. Before that, Mr. Friedman served as a Vice President in Business Development & Senior Director of Strategic Marketing Group of ZeroG Wireless from February 2006 to January 2020, a developer of wireless solutions for connecting devices to the Internet. From February 2000 to January 2006, Mr. Friedman served as a strategic account manager of Matrix Semiconductor, a developer of three-dimensional integrated circuits, responsible for all direct/indirect European sales. From May 1997 to February 2000, Mr. Friedman served as a marketing manager of microprocessor pricing group of Intel, one of the world’s largest chipmakers designing and manufacturing microprocessors for the global personal computers and data center markets. From January 1993 to July 1995, Mr. Friedman served as a mergers & acquisition analyst at the Chase Bank. Mr. Friedman earned his MBA degree from University of Michigan in 1997 and his Bachelor’s degree in history from Colgate University in 1990.

Mr. Weixiong (Jeff) Cheong, is our Chief Operating Officer, has over 15 years of experience in private and public capital markets. Since January 2022, Mr. Cheong has served as the Chief Operating Officer for Blue World Acquisition Corporation (Nasdaq: BWA), a special purpose acquisition company. Previously, between November 2015 and March 2022, Mr. Cheong has served as a director at Fortune Asia Long Short Fund, an investment fund. Since November 2011, Mr. Cheong has served as a director at Longfor Pte Ltd., a real estate developer in Singapore. Since August 2009, Mr. Cheong has served as the chief executive officer at Sinjia Land Ltd. (SGX: 5HH), a property development and hospitality management company. From April 2014 to May 2020, Mr. Cheong served as the chairman at CapAllianz Holdings Ltd (former name CWX Global Ltd) (SGX: 594), a company focusing on investment and oil exploration business. Mr. Cheong received a Master’s degree of business administration at Singapore Management University in June 2017. He also has passed the exam of Capital Markets and Financial Advisory Services (“CMFAS”) in Module 1 (December 2003), Module 4A (Rules and Regulations for Advising on Corporate Finance, June 2005), Module 5 (Rules And Regulations for Financial Advisory Services, January 2004), Module 6 (January 2004), and Module 8 (Collective Investment Schemes, February 2004). Mr. Cheong completed the program of Executive Skills for Board Members in Challenging Times in 2011 and obtained SMU-SID Executive Certificates in Directorship in 2012 at Singapore Management University.

Ms. Qinyu Wang has served as an independent director since May 2022. Ms. Wang has over 20 years of experience in e-commence and risk management. From February 2017 to present, Ms. Wang serves as a strategic consultant of Zhejiang Yi Gao Cultural & Creative Go. Ltd, providing strategic consultation to executives. From January 2016 to January 2017, Ms. Wang served as a Co-Founder of Hangzhou TaoData Co., Ltd., a provider of data analytics services using automated machine learning engines that performs analysis, model deployment and model updating. From October 2010 to December 2015, Ms. Wang served as a senior director of Alibaba Group, one of the largest retailers and e-commerce companies globally. From February 2006 to September 2008, Ms. Wang served as a Vice President of HSBC, one of the largest banks in the world with 40 million customers worldwide. Ms. Wang served as a Vice President of JP Morgan Chase between September 2000 and February 2006, involving in risk and information management. Ms. Wang earned her PhD. degree in Engineering from University of Pittsburgh and her Bachelor’s degree in Engineering from Tsinghua University.

Mr. H. David Sherman has served as an independent director since May 2022. Mr. Sherman is a professor who has over 30 years of academic and professional experience in accounting and auditing. Mr. Sherman has been a professor at Northeastern University since 1984, specializing in, among other areas, financial and management accounting, global financial statement analysis and contemporary accounting issues. Mr. Sherman has served as Trustee and Chair of Finance Committee for American Academy of Dramatic Arts, the oldest English language acting school in the world, since January 2014, and as Board member and Treasurer for D-Tree International, a non-profit organization that develops and supports electronic clinical protocols to enable health care workers worldwide to deliver high quality care since July 2010. From 2020 to present, Mr. Sherman serves as a director and audit committee chair of China Liberal Education Holdings Limited, an educational service provider operating in China. From 2020 to present, Mr. Sherman serves as Board and Audit Committee Chair of Skillful Craftsman Education Technology Limited, a provider of online education and technology services in China. From 2019 to present, Mr. Sherman serves as a director and a member of Audit Committee of NUVVE Holdings Corp. (Nasdaq: NVVE), previously known as Newborn Acquisition Corporation (Nasdaq: NBAC), a blank check company until March 2021 when it consummated its business combination. From January 2012 to November 2014, Mr. Sherman served as the Chair of the Audit Committee and Compensation Committee of Agfeed Corporation (OTC: FEED), a hog production business. From February 2011 to May 2016, Mr. Sherman served as the Chair of the Audit Committee of Kingold Jewelry Inc. (Nasdaq: KGJI), a manufacturer of 24K gold jewelry in Wuhan, China. Mr. Sherman was previously on the faculty of the Sloan School of Management at Massachusetts Institute of Technology (MIT) from 1980 to 1995 and also, among other academic appointments, held an adjunct professorship at Tufts Medical School and was a visiting professor at Harvard Business School (2015). From 2004 to 2005, Professor Sherman was an Academic Fellow at the U.S. Securities and Exchange Commission in the Division of Corporate Finance’s Office of Chief Accountant. Mr. Sherman earned his Doctorate Degree in Accounting and Accountability Systems from Harvard Business School in 1981. Mr. Sherman earned his Master’s Degree in Business Administration and Control of Finance from Harvard Business School in 1971 and his Bachelor’s degree in Economics from Brandeis University in 1969. He was Cum Laude with Honors in Economics. Mr. Sherman is a CPA certificate holder. Mr. Sherman served as a director of Lakeshore Acquisition I Corp., a special purpose acquisition company listed on Nasdaq, between June 2021 and December 2022, and has serviced as a director of Lakeshore Acquisition II Corp., another special purpose acquisition company listed on Nasdaq, since March 2022.

Mr. Chris Dunn has served as an independent director since May 2022. Mr. Dunn is a partner of Mission Peak Capital, where he is responsible for managing real estate investments. Prior to that, Mr. Dunn served as a managing director of Commercial Real Estate Group at Deutsche Bank between 2001 and 2012, where he managed a group of bankers in sourcing, pricing, structuring, and closing of performing and distressed commercial real estate loans. From 2000 to 2001, he worked as a principal in the real estate finance division at Band of America Securities LLC. Mr. Dunn also served as a director of Structured Finance – Commercial Real Estate Division at Standard & Poor’s between 1997 and 2000. Mr. Dunn received his Bachelor’s degree in Business Administration from Boston University.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent as long as we are not a controlled company. An “independent director” is defined under the Nasdaq rules generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Ms. Wang, Mr. Sherman and Mr. Dunn is an “independent director” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Audit Committee

Since our IPO, we have an audit committee of the board of directors. Ms. Wang, Mr. Sherman and Mr. Dunn serve as members of our audit committee. Mr. Sherman serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Ms. Wang, Mr. Sherman and Mr. Dunn are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Sherman qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory, or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Since our IPO, we have a compensation committee of the board of directors. The members of our Compensation Committee are Ms. Wang, Mr. Sherman and Mr. Dunn. Ms. Wang serves as chairwoman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives, and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation in executive session at which the Chief Executive Officer is not present;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments, and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses and the business combination fee that we have agreed to pay to the Representatives, in connection with our business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The current charter of the Compensation Committee also provides that the compensation committee may, in its sole discretion, retain, or obtain the advice of a compensation consultant, legal counsel, or other adviser and will be directly responsible for the appointment, compensation, and oversight of the work of any such adviser. Before engaging or receiving advice from a compensation consultant, external legal counsel, or any other adviser, however, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Although we do not believe any conflict currently exists between us and the founders, affiliates of our founders may compete with us for acquisition opportunities. If such entities decide to pursue an opportunity, we may be precluded from procuring such opportunity. In addition, investment ideas generated within our founders may be suitable for both of us and for an affiliate of founders and may be directed to such entity rather than to us. Neither our founders nor members of our management team who are also employed by or affiliated with our founders will have any obligation to present us with any opportunity for a potential Business Combination of which they become aware, unless presented to such member specifically in his or her capacity as an officer or director of the company. Our founders and/or our management team, in their capacities as employees or affiliates of our founders or in their other endeavors, may be required to present potential Business Combinations to future founders’ affiliates or third parties, before they present such opportunities to us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present Business Combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers or directors may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by May 17, 2023 (or up to November 17, 2023 if we extend the period of time to consummate a Business Combination).

When considering the PNAC Board’s recommendation to vote in favor of approving the Proposals, PNAC stockholders should keep in mind that the Sponsors and PNAC’s directors and executive officers, have interests in such proposals that are different from, or in addition to (and which may conflict with), those of PNAC stockholders generally. These interests include, among other things, the interests listed below:

●	the fact that the PNAC Initial Stockholders (including the Sponsors, certain PNAC officers and directors) have agreed not to redeem any PNAC Founder Shares and PNAC Private Shares held by them in connection with a shareholder vote to approve the proposed Business Combination;
●	the fact that the PNAC Initial Stockholders paid an aggregate of $25,000 for the 1,612,500 shares of PNAC Founder Shares and such securities are expected to have a significantly higher value after the Business Combination. As of March 31, 2023, the most recent practicable date prior to the date of this report, the aggregate market value of these PNAC Founder Shares, if unrestricted and freely tradable, would be $16,721,625, based upon a closing price of $10.37 per public share on Nasdaq (and will have zero value if neither this Business Combination nor any other business combination is completed on or before the Final Redemption Date);

●	the fact that the Sponsors paid $3,988,920 to purchase an aggregate of 398,892 PNAC Private Shares at a price of $10.00 per share. The PNAC Private Shares would become worthless if a Business Combination is not consummated by the Final Redemption Date. As of March 31, 2023, the most recent practicable date prior to the date of this report, the aggregate market value of these PNAC Private Shares, if unrestricted and freely tradable, would be $4,136,510, based upon a closing price of $10.37 per public share on Nasdaq (and will have zero value if neither this Business Combination nor any other business combination is completed on or before the Final Redemption Date);
●	the fact that given the very low purchase price (of $25,000 in aggregate) that the PNAC Initial Stockholders paid for the PNAC Founder Shares as compared to the price of the PNAC Common Stock sold in PNAC IPO, the PNAC Initial Stockholders may earn a positive rate of return on their investment even if the PubCo Ordinary Shares trade below the price initially paid for the PNAC Common Stock in the PNAC IPO and the PNAC Public Stockholder may experience a negative rate of return following the completion of the Business Combination;
●	the fact that the PNAC Initial Stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any PNAC Founder Shares and PNAC Private Shares held by them if PNAC fails to complete an initial business combination by the Final Redemption Date. As a result of waiving liquidating distributions, if PNAC fails to complete an initial business combination by the Final Redemption Date, the Sponsors would lose $3,988,920 for the purchase of PNAC Private Shares, and the PNAC Initial Stockholders would lose $25,000 for the purchase of the PNAC Founder Shares, and thus they (other than the PNAC Initial Stockholders that acquired the PNAC Founder Shares from Sponsor A for nominal consideration) would incur substantial loss of investment and will not be reimbursed for any out-of-pocket expenses;
●	the fact that pursuant to the Registration Rights Agreement, the PNAC Initial Stockholders can demand that PubCo register its registrable securities under certain circumstances and will also have piggyback registration rights for these securities in connection with certain registrations of securities that PubCo undertakes;
●	the continued indemnification of PNAC’s directors and officers and the continuation of PNAC’s directors’ and officers’ liability insurance after the Business Combination (i.e. a “tail policy”);
●	the fact that if the Trust Account is liquidated, including in the event PNAC is unable to complete an initial business combination by the Final Redemption Date, the Sponsors have agreed to indemnify PNAC to ensure that the proceeds in the Trust Account are not reduced below $10.20 per public share, or such lesser per public share amount as is in the Trust Account on the liquidation date, by the claims of prospective target businesses with which PNAC has entered into a letter of intent, confidentiality or other similar agreement or a business combination agreement or claims of any third party for services rendered or products sold to PNAC, but only if such a vendor or target business has not executed a waiver of any and all rights to seek access to the Trust Account; and
●	the fact that the PNAC Initial Stockholders, are, or may in the future become, affiliated with entities that are engaged in a similar business to PNAC. The PNAC Initial Stockholders are not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to completing the Business Combination. Accordingly, if any of PNAC’s officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under DGCL.

In the event that we submit our initial business combination to our stockholders for a vote, our founders have agreed to vote any Founder Shares and Private Shares held by them and any Public Shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any Public Shares purchased during or after the offering in favor of our initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2022, other than a Form 3 for Mr. Weixiong (Jeff) Cheong, the Chief Operating Officer, was filed late.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us, except that our Sponsor A has transferred an aggregated amount of 138,500 Founder Shares to our officers, directors, secretary and a member of Sponsor A and their designees prior to the closing of the IPO, among which, (i) 45,000 Founder Shares were transferred to Mr. Dongfeng Wang, our Chief Executive Officer and Chairman, (ii) 30,000 Founder Shares were transferred to Mr. David Friedman, our Chief Financial Officer and a director, (iii) each 15,000 Founder Shares were transferred to Ms. Qinyu Wang, Mr. H. David Sherman, and Mr. Chris Dunn, our independent directors, (iv) 15,000 Founder Shares to Ms. Sarah Gu, our secretary and (v) 3,500 Founder Shares to Mr. Kris Yang, a member of Sponsor A. In addition, our Sponsor A has agreed to reserve up to 465,000 Founder Shares to be transferred to financial advisors, finders or consultants in connection with our Business Combination who are not affiliated with us and our founders. Other than as set forth elsewhere in this prospectus, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to this offering to be paid either prior to or in connection with our initial business combination. In addition, our officers, directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a Business Combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of the date of this annual report, by:

●	each person known by us to be the beneficial owner of more than 5% of the shares of our outstanding Common Stock;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the Warrants included in the Units sold in the IPO as these Warrants are not exercisable until the later of 30 days after the completion of our initial business combination, or 12 months from the closing of the IPO. As of the date hereof, there are 8,461,392 shares of Class A Common Stock issued and outstanding.

	Amount and	Approximate
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner(1)	Ownership	Class A Common Stock
Prime Number Acquisition LLC (2)(3)	1,732,732	20.48%
Glorious Capital LLC (4)(5)	140,160	1.66%
Dongfeng Wang (2)(6)	1,777,732	21.01%
Benedicto Perez (4)(5)	140,160	1.66
David Friedman (7)	30,000	*
Qinyu Wang (7)	15,000	*
H. David Sherman (7)	15,000	*
Chris Dunn (7)	15,000	*
Sarah Gu (7)	15,000	*
Kris Yang (7)	3,500	*
All executive officers, directors, and Sarah Gu as a group (6 individuals)	1,958,032	23.14%
*	less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Prime Number Acquisition I Corporation, 1129 Northern Blvd., Suite 404, Manhasset, New York, 11030.
(2)	The Sponsor A is the record holder of the shares of Common Stock reported herein. Mr. Dongfeng Wang is the manager of our Sponsor A, and as such may be deemed to have sole voting and investment discretion with respect to the common stock held by our Sponsor A..
(3)	Representing 1,383,700 Founder Shares and 349,032 Private Shares.
(4)	The Sponsor B is the record holder of the shares of Common Stock reported herein. Mr. Benedicto Perez is the manager of our Sponsor B, and as such may be deemed to have sole voting and investment discretion with respect to the common stock held by our Sponsor B.
(5)	Representing 90,300 Founder Shares and 49,860 Private Shares.
(6)	Representing 1,383,700 Founder Shares, 349,032 Private Shares and 45,000 Founder Shares transferred from Sponsor A pursuant to certain share assignment agreement immediately prior to the consummation of the IPO.
(7)	Our Sponsor A transferred an aggregated amount of 138,500 Founder Shares to our officers, directors, secretary and a member of Sponsor A or their designees immediately prior to the consummation of this offering at the original purchase price among which, 45,000 Founder Shares to Mr. Dongfeng Wang, our CEO and Chairman, 30,000 Founder Shares to Mr. David Friedman, our CFO and director, 15,000 Founder Shares to each of our independent directors and secretary, and 3,500 Founder Shares to Mr. Kris Yang, a member of our Sponsor A. Sponsor A also has agreed to reserve up to 465,000 Founder Shares to be transferred to financial advisors, finders or consultants in connection with our Business Combination.

The Founder Shares and Private Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us entered into by our founders. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the Founder Shares, 50% of Founder Shares may not be transferred, assigned or sold until the earlier to occur of: (a) six months after the date of the consummation of our initial business combination, or (b) the date on which the closing price of our Common Stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the Founder Shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property, and (ii) in the case of the Private Shares, until 30 days after the completion of our initial business combination, except in each case (a) to our founders, any affiliates or family members of any of our founders, direct and indirect equity holders, (b) in the case of an individual, by gift to a member of the individual’s immediate family, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a Business Combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; or (g) by virtue of the laws of Delaware or our founders’ limited liability company agreement upon dissolution of our founders, provided, however, that in the case of clauses (a) through (e), or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our founders or an affiliate of our founders may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no Trust Funds would be used for such repayment. Up to $3,000,000 of such loans may be convertible into Private Shares at $10.00 per share at the option of the lender. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our founders or an affiliate of our founders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder and Private Shares

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

Immediately prior to the closing of the IPO on May 17, 2022, our Sponsor A transferred an aggregated amount of 138,500 Founder Shares to our officers, directors, secretary and a member of Sponsor A or their designees immediately prior to the consummation of this offering at the original purchase price among which, 45,000 Founder Shares to Mr. Dongfeng Wang, our CEO and Chairman, 30,000 Founder Shares to Mr. David Friedman, our CFO and director, 15,000 Founder Shares to each of our independent directors and secretary, and 3,500 Founder Shares to Mr. Kris Yang, a member of our Sponsor A. Sponsor A also has agreed to reserve up to 465,000 Founder Shares to be transferred to financial advisors, finders or consultants in connection with our Business Combination.

Simultaneously with the closing of the IPO, the Company sold an aggregate of 398,892 Private Shares, including 349,032 shares to Sponsor A and 49,860 shares to Sponsor B, at a purchase price of $10.00 per Private Share, generating gross proceeds of $3,988,920 (including $3,490,320 from Sponsor A and $498,600 from Sponsor B). The net proceeds from the Private Shares were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination by May 17, 2023 (or up to November 17, 2023 if we extend the period of time to consummate a Business Combination), the proceeds from the sale of the Private Shares will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Share will expire worthless.

The founders have agreed not to transfer, assign or sell 50% of its founder shares until the earlier to occur of: (A) six months after the date of the consummation of the Company’s initial business combination, or (B) the date on which the closing price of the Company’s Common Stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of the Company’s initial business combination, or earlier, in either case, if, subsequent to the Company’s initial business combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property.

As more fully discussed in the section of this report entitled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, including our founders, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations to other entities that may take priority over their duties to us. Other than as set forth elsewhere in this report, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders, advisors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Promissory Note

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial business combination, our founders or an affiliate of our founders may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no Trust Funds would be used for such repayment. Up to $3,000,000 of such loans may be convertible into Private Shares at $10.00 per share at the option of the lender. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our founders or an affiliate of our founders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

As of December 31, 2022, the Company had no borrowings under the working capital loans.

Others

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the Private Shares sold in the Private Placement, the Private Shares issuable upon conversion of working capital loans (if any), and the Founder Shares.

RELATED PARTY POLICY

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our founders unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, other than as set forth elsewhere in this report and the S-1, no finder’s fees, reimbursements or cash payments will be made to our founders, existing advisors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, the following payments will be made to our founders or their affiliates, none of which will be made from the Trust Funds prior to the completion of our initial business combination:

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of loans which may be made by our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $3,000,000 of such loans may be convertible into working capital shares, at a price of $10.00 per share at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our founders or their affiliates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by UHY LLP for the period from February 25, 2021 (inception) through December 31, 2022.

	2022	2021
Audit Fees	117,910	30,000
Audit-Related Fees	—	—
Tax Fees	5,547	—
All Other Fees	—	—

Audit fees were for professional services rendered by UHY LLP for the audit of our annual financial statements, and services that are normally provided by UHY LLP in connection with statutory and regulatory filings or engagements for that fiscal year, including in connection with our IPO. “Audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees.”

Pre-Approval of Services

Because our audit committee was not formed until May 12, 2022, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:
(1)	The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 therein.
(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.
(3)	See attached Exhibit Index of this Annual Report on Form 10-K
(b)	Exhibits

Exhibit No.	Description

1.1

Underwriting Agreement, dated May 12, 2022, among the Registrant, and Prime Number Capital, LLC and WestPark Capital, Inc., as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to PNAC’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 18, 2022)

2.1

Business Combination Agreement dated December 29, 2022, by and among Registrant, Prime Number Merger Sub Inc., Noco-Noco Pte. Ltd., and certain other parties of the agreement (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on December 30, 2022)

3.1

Amended and Restated Certificate of Incorporation, dated May 10, 2022 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 18, 2022)

3.2	Bylaws (incorporated by reference to Exhibit 3.4 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 3, 2022)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 3, 2022)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 3, 2022)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 3, 2022)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 3, 2022)

4.5

Warrant Agreement, dated May 12, 2022, between the Registrant and VStock Transfer, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 18, 2022)

4.6

Warrant Agreement, dated July 14, 2021, between the Company and VStock Transfer, LLC, as warrant agent. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2021)

4.7

Right Agreement, dated May 12, 2022, between the Registrant and VStock Transfer, LLC, as right agent (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 18, 2022)

4.8	Description of Securities of the Registrant.

10.1

Letter Agreement, dated May 12, 2022, among the Registrant and certain stockholders (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 18, 2022)

10.2

Investment Management Trust Agreement, dated May 12, 2022, by and between the Registrant and Wilmington Trust, National Association, as trustee. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 18, 2022)

10.3

Registration Rights Agreement, dated July 14, 2021, among the Registrant, certain security holders. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on July 19, 2021)

10.4

Private Placement Shares Purchase Agreement, dated May 12, 2022, by and between the Registrant and certain stockholders (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 18, 2022)

10.5

Form of Indemnity Agreements, dated May 12, 2022, by and between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 18, 2022)

10.6

Administrative Services Agreement, dated May 12, 2022, by and between the Registrant and Prime Number Acquisition LLC (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 18, 2022)

10.7

Securities Assignment Agreement, dated May 12, 2022, among Prime Number Acquisition LLC and certain directors and officers of the Registrant (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Securities & Exchange Commission on May 18, 2022)

10.8	Letter Agreement, dated October 25, 2022, among PNAC, Prime Number Capital, LLC and WestPark Capital, Inc., in connection with the provision of financial advisory services

10.9

Letter Agreement, dated October 25, 2022, among PNAC and Prime Number Capital, LLC in connection with the provision of capital market and merger & acquisition advisory services, as amended by Supplemental Agreement, dated January 31, 2023

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 3, 2022)

31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 3, 2022)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 3, 2022)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIME NUMBER ACQUISITION I CORP.

Dated: April 3, 2023	By:	/s/ Dongfeng Wang
	Name:	Dongfeng Wang
	Title:	Chairman and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dongfeng Wang	Chief Executive Officer (Principal executive officer) and Chairman	April 3, 2023
Dongfeng Wang

/s/ Weixiong (Jeff) Cheong	Chief Operating Officer	April 3, 2023
Weixiong (Jeff) Cheong

/s/ David Friedman	Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	April 3, 2023
David Friedman

/s/ Qinyu Wang	Independent Director	April 3, 2023
Qinyu Wang

/s/ H. David Sherman	Independent Director	April 3, 2023
H. David Sherman

/s/ Chris Dunn	Independent Director	April 3, 2023
Chris Dunn

PRIME NUMBER ACQUISITION I CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Prime Number Acquisition I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Prime Number Acquisition I Corp. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, and for the period from February 25, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital are not sufficient to complete its planned activities one year from the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

April 3, 2023

PRIME NUMBER ACQUISITION I CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$278,295	$125,303
Prepaid expenses	125,384	—
Other receivable	—	700
Deferred offering costs	—	247,640
Investments held in Trust Account	66,718,520	—
Total current assets	67,122,199	373,643
Total Assets	$67,122,199	$373,643

Liabilities, Redeemable Common Stock and Stockholder’s Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$90,004	$—
Franchise tax payable	43,853	—
Income tax payable	112,446	—
Promissory note – related party	—	350,000
Deferred income tax liability	37,190	—
Deferred underwriting fee payable	2,257,500	—
Total current liabilities	2,540,993	350,000
Total Liabilities	2,540,993	350,000

Commitments and Contingencies

Common stock subject to possible redemption, 6,450,000 shares at redemption value of $10.34 per share	66,718,520	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 400,000 shares and 1,000,000 shares authorized, none issued or outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value; 20,000,000 shares and 50,000,000 shares authorized; 2,011,392 and 1,725,000 issued and outstanding at December 31, 2022 (excluding 6,450,000 shares subject to possible redemption) and December 31, 2021, respectively	201	173
Class B common stock, $0.0001 par value; 100,000 shares and 2,000,000 shares authorized; none issued or outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	—	24,827
Accumulated deficit	(2,137,515)	(1,357)
Total Stockholders’ Equity (Deficit)	(2,137,314)	23,643
Total Liabilities, Redeemable Common Stock and Stockholders' Equity (Deficit)	$67,122,199	$373,643

The accompanying notes are an integral part of these financial statements.

PRIME NUMBER ACQUISITION I CORP.

STATEMENTS OF OPERATIONS

		For the period
		from February
		25, 2021
		(inception)
	For the year	through
	ended December 31,	December 31,
	2022	2021
General and administrative expenses	$588,973	$1,357
Franchise tax expenses	47,980	—
Loss from operations	(636,953)	(1,357)

Interest earned on investment held in Trust Account	712,555	—
Unrealized gain on investments held in Trust Account	215,965	—
Income (loss) before income taxes	291,567	(1,357)
Income taxes provision	(112,446)	—
Deferred income taxes provision	(37,190)	—
Net income (loss)	$141,931	$(1,357)

Basic and diluted weighted average shares outstanding of redeemable common stock	4,040,110	—

Basic and diluted net income per share of redeemable common stock	0.93	—

Basic and diluted weighted average shares outstanding of non-redeemable common stock	1,906,243	1,044,862

Basic and diluted net loss per share of non-redeemable common stock	$(1.90)	$(0.00)

The accompanying notes are an integral part of these financial statements.

PRIME NUMBER ACQUISITION I CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY(DEFICIT)

			Additional		Total
	Class A Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	1,725,000	$173	$24,827	$(1,357)	$23,643

Sale of public units in initial public offering	6,450,000	645	64,499,355	—	64,500,000

Sale of private placement units	398,892	40	3,988,880	—	3,988,920

Forfeiture of Founder Shares	(112,500)	(11)	(11)	—	(22)

Underwriter commissions	—	—	(3,547,500)	—	(3,547,500)

Offering costs	—	—	(571,515)	—	(571,515)

Reimbursement of offering expense from underwriter	—	—	45,750	—	45,750

Reclassification of common stock subject to redemption	(6,450,000)	(645)	(59,016,855)	—	(59,017,500)

Allocation of offering costs to common stock subject to redemption	—	—	3,767,869	—	3,767,869

Accretion of common stock to redemption value	—	—	(9,190,800)	(1,349,569)	(10,540,369)

Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	(928,520)	(928,520)

Net income for the year	—	—	—	141,931	141,931
Balance as of December 31, 2022	2,011,392	$201	$—	$(2,137,515)	$(2,137,314)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Class B common stock issued to initial stockholders	—	—	1,437,500	144	24,856	—	25,000

Surrender of Class B common stock	—	—	(287,500)	(29)	29	—	—

1.5 for 1 stock split of Class B common stock	—	—	575,000	58	(58)	—	—

Conversion of Class B to Class A common stock (1)	1,725,000	173	(1,725,000)	(173)	—	—	—

Net loss	—	—	—	—	—	(1,357)	(1,357)
Balance as of December 31, 2021	1,725,000	$173	—	$—	$24,827	$(1,357)	$23,643
(1)	Includes up to 225,000 shares of Class A common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these financial statements.

PRIME NUMBER ACQUISITION I CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		from February
		25, 2021
	For the Year	(inception)
	Ended	through
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$141,931	$(1,357)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(712,555)	—
Unrealized gain on investments held in Trust Account	(215,965)	—
Prepaid expenses	(125,384)	(700)
Accounts payable and accrued expenses	90,004	—
Franchise tax payable	43,853	—
Income tax payable	112,446	—
Deferred income tax liability	37,190	—
Net cash used in operating activities	(628,480)	(2,057)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(65,790,000)	—
Net cash used in financing activities	(65,790,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of insider shares to the initial stockholders	—	25,000
Proceeds from sale of public units through public offering	64,500,000	—
Proceeds from sale of private placement units	3,988,920	—
Proceeds from promissory note- related party	—	350,000
Reimbursement of expenses from underwriter	45,750	—
Repayment of promissory note to related party	(350,000)	—
Payment of underwriters’ commissions	(1,290,000)	—
Payment of deferred offering costs	(323,198)	(247,640)
Net cash provided by financing activities	66,571,472	127,360

Net change in cash	152,992	49,604
Cash, beginning of the period	125,303	—
Cash, end of the period	$278,295	$49,604
Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$59,017,500	$—
Allocation of offering costs to common stock subject to redemption	$3,767,869	$—
Accretion of common stock to redemption value	$10,540,369	$—
Subsequent measurement of common stock to redemption value	$928,520	$—

The accompanying notes are an integral part of these financial statements.

PRIME NUMBER ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. Activities before May 17, 2022 are related to the formation and IPO, while the activities after May 17, 2022 are mainly focused on searching and identifying the Business Combination target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will provide its holders of the outstanding Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company) to pay its franchise and income tax obligations.

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

On December 29, 2022, the Company, Prime Number Merger Sub Inc. ( “Merger Sub”), a Delaware corporation, NOCO-NOCO PTE. LTD (“noco-noco”), a Singapore private company limited by shares, and certain shareholders of noco-noco (“Sellers”) entered into the Business Combination Agreement (“the Merger Agreement”), pursuant to which, (i) the Company shall merge with and into Merger Sub, with the Company being the surviving company and a wholly owned subsidiary of PubCo, a Cayman Islands company to be formed pursuant to the Merger Agreement, and (ii) following the merger, New SubCo, a Singapore private company to be formed pursuant to the Merger Agreement, will acquire all of the issued and outstanding shares of the Sellers, in exchange for PubCo to issue to the Sellers PubCo Ordinary Shares.

Going Concern

As of December 31, 2022, the Company had cash of $278,295 and a working capital of $313,675 (excluding investments held in trust account, deferred underwriting fee payable, deferred income tax liability and taxes payable). The Company’s liquidity needs up to the closing of the IPO on May 17, 2022 had been satisfied through proceeds from notes payable and advances from a related party and from the issuance of common stock.

The Company has 12 months from the closing of the IPO to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital. The Company’s management plans to continue its efforts to complete a Business Combination within the Combination Period.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $278,295 and $125,303 in cash as of December 31, 2022 and December 31, 2021, respectively, and none in cash equivalents for both periods.

Investments Held in Trust Account

As of December 31, 2022, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. Weighted average shares were reduced for the effect of the forfeiture of 112,500 Founder Shares as a result of the Underwriters’ partial exercise of their over-allotment option on May 17, 2022. On June 3, 2022, the Sponsors executed cancellation notices to the transfer agent to forfeit the remaining 112,500 shares for no consideration. The calculation of diluted net income (loss) per share and related weighted average of the shares does not consider the effect of the warrants and rights issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 3,225,000 shares of Class A Common Stock in the aggregate, and the rights are exercisable to convert 806,250 shares of Class A Common Stock in the aggregate. At December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

		For the period from
	For the year	February 25, 2021
	ended	(inception) to
	December 31,	December 31,
	2022	2022
Net income (loss)	$141,931	$(1,357)
Accretion of common stock to redemption value	(10,540,369)	—
Subsequent measurement of common stock subject to redemption value	(928,520)	—
Net loss including accretion of common stock to redemption value	$(11,326,958)	$(1,357)

			For the Period from
			February 25, 2021
	For the Year Ended		(Inception) through
	December 31, 2022		December 31, 2021
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
	shares	shares	shares	shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss including accretion of common stock	$(7,695,836)	$(3,631,122)	$—	$(1,357)
Subsequent measurement of common stock subject to redemption value	928,520	—	—	—
Accretion of common stock to redemption value	10,540,369	—	—	—
Allocation of net income (loss)	$3,773,053	$(3,631,122)	$—	$(1,357)

Denominator:
Basic and diluted weighted average shares outstanding	4,040,110	1,906,243	—	1,044,862
Basic and diluted net income (loss) per common stock	$0.93	$(1.90)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022, common stock subject to possible redemption are presented at redemption value of $10.34 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

The Company’s redeemable Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of December 31, 2022, the shares of Class A common stock reflected on the balance sheet are reconciled in the following table.

As of
December 31, 2022
Gross proceeds	$64,500,000
Less:
Proceeds allocated to Public Warrants	(322,500)
Proceeds allocated to Public Rights	(5,160,000)
Offering costs of Public Shares	(3,767,868)
Plus:
Accretion of carrying value to redemption value	11,468,889
Common stock subject to possible redemption	$66,718,520

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

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it would repay such loaned amounts (the “Working Capital Loans”). In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the U.S. based Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Certain amount of such loans may be convertible into working capital shares at $10.00 per share at the option of the lender. The working capital shares would be identical to the shares sold in the private placement. As of December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Administrative Services Agreement

The Company has agreed, commencing on May 12, 2022, to pay Sponsor A up to $10,000 per month for office space, administrative and shared personnel support services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that there are insufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination. This arrangement will terminate upon the earlier of (a) completion of a Business Combination or (b) twelve months after the completion of the IPO. The Company incurred $76,129 and $0, respectively, in fees for these services, of which $76,129 and $0 were included in accrued expenses in the accompanying balance sheets at December 31, 2022 and December 31, 2021, respectively.

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

Note 7 — Stockholders’ Equity

Preferred Stock -- The Company is authorized to issue 400,000 shares (reduced from 1,000,000 shares subsequent to IPO on May 10, 2022) of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, there was no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 20,000,000 shares (reduced from 50,000,000 shares subsequent to IPO on May 10, 2022) of Class A common stock with a par value of $0.0001 per share. On December 28, 2021, the Sponsors converted their shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis. As a result of the Underwriters’

partial exercise of their over-allotment option on May 17, 2022, 112,500 Founder Shares were forfeited on May 23, 2022. As of December 31, 2022, there were 2,011,392 shares of common stock issued and outstanding (excluding 6,450,000 shares subject to possible redemption), so that the Initial Stockholders own approximately 20% of the issued and outstanding shares after the IPO.

Class B Common Stock -- The Company is authorized to issue 100,000 shares (reduced from 2,000,000 shares subsequent to IPO on May 10, 2022) of Class B common stock with a par value of $0.0001 per share. On December 22, 2021, the Company effected a 1.5 for 1 stock split of our Class B common stock so that the Sponsors owned an aggregate of 1,725,000 shares of Class B common stock. On December 28, 2021, the Sponsors converted their shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis (up to 225,000 shares of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised). As of December 31, 2022, there was no Class B common stock issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities in the Trust Account	66,718,520	66,718,520	—	—

Note 9 — Income Taxes

The Company’s net deferred tax assets (liabilities) are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset (liability)
Startup/Organization Expenses	$8,512	$—
Unrealized gain on investments held in Trust Account	(45,353)	—
Amortization of startup cost	(349)	—
Total deferred tax asset (liability)	(37,190)	—
Valuation allowance	—	—
Deferred tax asset (liability), net of allowance	$(37,190)	$—

The income tax provision consists of the following:

		For the period
	For the	from February 25,
	Year ended	2021 (inception) through
	December 31,	December 31,
	2022	2021
Federal
Current	$112,446	$—
Deferred	37,190	—
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	—	—
Income tax provision	$149,636	$—

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

		For the period
		from February 25,
	For the	2021 (inception)
	Year ended	through
	December 31,	December 31,
	2022	2021
Income at U.S. statutory rate	21.00%	21.00%
State taxes, net of federal benefit	0.00%	0.00%
Transaction costs	30.42%	0.00%
True up in deferred tax asset balance	(0.10)%	0.00%
Change in valuation allowance	0.00%	0.00%
	51.32%	21.00%

As of December 31, 2022, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $0 for the year ended December 31, 2022.

The provisions for U.S. federal and state income taxes were $149,636 (including deferred income tax provision of $37,190) and $0 for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) to December 31, 2021, respectively. The Company’s tax returns for the year ended December 31, 2022 and 2021 remain open and subject to examination.

Note 10 — Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review as further disclosed in the footnotes, management identified the following subsequent event requiring disclosure in the financial statements.

On February 2, 2023, Prime Number Holding Limited, formed as the PubCo on December 28, 2022, and Prime Number New Sub Pte. Ltd., formed as New SubCo on January 25, 2023, joined as parties to the Merger Agreement.

On February 10, 2023, the draft registration statement on Form F-4 was submitted with the SEC regarding the proposed Merger between the Company and noco-noco.