Form 10-Q
period 2023-03-31
Prime Number Acquisition I Corp.
filed 2023-05-22
CIK 1858180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

As of May 22, 2023, 8,461,392 shares of Class A common stock of the registrant, par value $0.0001 per share, were issued and outstanding, among which 1,537,701 shares of Class A common stock were rendered for redemption.

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED CONDENSED BALANCE SHEETS

		December 31,
	March 31,	2022
	2023	(Audited)
Assets
Current Assets
Cash	$99,790	$278,295
Prepaid expenses	141,449	125,384
Investments held in Trust Account	67,431,760	66,718,520
Total current assets	67,672,999	67,122,199
Total Assets	$67,672,999	$67,122,199

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$296,076	$90,004
Franchise tax payable	16,600	43,853
Income tax payable	252,469	112,446
Deferred income tax liability	38,619	37,190
Deferred underwriting fee payable	2,257,500	2,257,500
Total current liabilities	2,861,264	2,540,993
Total Liabilities	2,861,264	2,540,993

Commitments and Contingencies

Common stock subject to possible redemption, 6,450,000 shares at redemption value of $10.45 and $10.34 per share as of March 31, 2023 and December 31, 2022, respectively	67,431,760	66,718,520

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 400,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 20,000,000 shares authorized; 2,011,392 issued and outstanding (excluding 6,450,000 shares subject to possible redemption)	201	201
Class B common stock, $0.0001 par value; 100,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(2,620,226)	(2,137,515)
Total Stockholders’ Deficit	(2,620,025)	(2,137,314)
Total Liabilities, Redeemable Common Stock and Stockholders' Deficit	$67,672,999	$67,122,199

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2023	2022
General and administrative expenses	$324,659	$9,952
Franchise tax expenses	16,600	—
Loss from operations	(341,259)	(9,952)

Interest earned on investment held in Trust Account	671,159	—
Unrealized gain on investments held in Trust Account	42,081	—
Income (loss) before income taxes	371,981	(9,952)
Income taxes provision	(140,023)	—
Deferred income taxes provision	(1,429)	—
Net income (loss)	$230,529	$(9,952)

Basic and diluted weighted average shares outstanding of redeemable common stock	6,450,000	—

Basic and diluted net income per share of redeemable common stock	0.05	—

Basic and diluted weighted average shares outstanding of non-redeemable common stock	2,011,392	1,500,000	(1)

Basic and diluted net loss per share of non-redeemable common stock	$(0.06)	$(0.01)
(1)	Excludes up to 225,000 shares of Class A common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On May 17, 2022, the underwriters partially exercised their over-allotment option and purchased 112,500 shares of Class A common stock. On June 3, 2022, the Sponsors executed cancellation notices to the transfer agent to forfeit the remaining 112,500 shares for no consideration.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY(DEFICIT)

			Additional		Total
	Class A Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	2,011,392	$201	$—	$(2,137,515)	$(2,137,314)

Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	(713,240)	(713,240)

Net income	—	—	—	230,529	230,529
Balance as of March 31, 2023	2,011,392	$201	$—	$(2,620,226)	$(2,620,025)

				Additional		Total
	Class A Common Stock			Paid-in	Accumulated	Shareholder’s
	Shares		Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	1,725,000	(1)	$173	$24,827	$(1,357)	$23,643
Net loss	—		—	—	(9,952)	(9,952)
Balance as of March 31, 2022	1,725,000		$173	$24,827	$(11,309)	$13,691
(1)	Includes up to 225,000 shares of Class A common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On May 17, 2022, the underwriters partially exercised their over-allotment option and purchased 112,500 shares of Class A common stock. On June 3, 2022, the Sponsors executed cancellation notices to the transfer agent to forfeit the remaining 112,500 shares for no consideration.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$230,529	$(9,952)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(671,159)	—
Unrealized gain on investments held in Trust Account	(42,081)	—
Deferred income tax	1,429	—
Changes in operating assets and liabilities:
Prepaid expenses	(16,065)	—
Accounts payable and accrued expenses	206,072	5,547
Franchise tax payable	(27,253)	—
Income tax payable	140,023	—
Net cash used in operating activities	(178,505)	(4,405)

Cash Flows from Financing Activities:
Payment of deferred offering costs	—	(12,846)
Net cash provided by financing activities	—	(12,846)

Net change in cash	(178,505)	(17,251)
Cash, beginning of the period	278,295	125,303
Cash, end of the period	$99,790	$108,052

Supplemental Disclosure of Non-cash Financing Activities
Subsequent measurement of common stock to redemption value	$713,240	$—
Deferred offering costs in accrued offering expenses	$—	$51,285

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME NUMBER ACQUISITION I CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Prime Number Acquisition I Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on February 25, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “initial business combination”). The Company is an early stage and emerging growth company and, as such, it is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had not commenced any operations. Activities before May 17, 2022 are related to the formation and IPO, while the activities after May 17, 2022 are mainly focused on searching and identifying the Initial business combination target. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the IPO and the private placement on May 17, 2022, the proceeds of $65,790,000 (or $10.20 per Public Unit) in the aggregate from the IPO and the private placement were placed in a trust account (the “Trust Account” as defined in Note 5) with Wilmington Trust, N.A. acting as trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial business combination or the liquidation due to the Company’s failure to complete an initial business combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s holders of its outstanding Public Shares (the “Public Stockholders”). In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to an Initial business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

Pursuant to Nasdaq listing rules, the Company’s initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial business combination, although the Company may structure an initial business combination with one or more target businesses whose fair market value significantly exceeds 80% of the Trust Account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of an initial business combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company) to pay its franchise and income tax obligations.

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing an initial business combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with an initial business combination, the Company’s Sponsors and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Stockholders”) have agreed (a) to vote their Founder Shares, the Private Shares, and any Public Shares purchased during or after the IPO in favor of approving an initial business combination and (b) not to convert any shares (including the Founder Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed initial business combination.

The Company’s Initial Stockholders have agreed (A) to vote their Founder Shares, Private Shares and any Public Shares they own in favor of any proposed initial business combination, (B) not to propose, or vote in favor of, prior to and unrelated to an initial business combination, an amendment to the Company’s certificate of incorporation that would affect the substance or timing of the Company’s redemption obligation to redeem all public shares if the Company cannot complete an initial business combination within the Combination Period (as defined below), unless the Company provides Public Stockholders an opportunity to redeem their public shares in conjunction with any such amendment, (C) not to redeem any shares, including Founder Shares, Private Shares and any Public Shares they own into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed initial business combination or sell any shares to the Company in any tender offer in connection with its proposed initial business combination, and (D) that the Founder Shares and Private Shares shall not participate in any liquidating distribution upon winding up if an initial business combination is not consummated.

If the Company seeks stockholder approval of an initial business combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold the IPO.

The Initial Stockholders and underwriters have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Shares, and Public Shares held by them in connection with the completion of an initial business combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete an initial business combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

Under the Company’s then effective Amended and Restated Certificate of Incorporation, the Company would have until May 17, 2023 (or November 17, 2023 if the Company extends the period of time to consummate an initial business combination) to consummate an initial business combination. On May 15, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the stockholders of the Company approved the proposal to amend the Company’s then effective Amended and Restated Certificate of Incorporation to (i) allow the Company until May 17, 2023 to consummate an initial business combination, and to (ii) elect to extend the period to consummate an initial business combination up to six times, each by an additional one-month period, for a total of up to six months to November 17, 2023 (“Extended Termination Date”), by depositing to the Company’s Trust Account the amount lesser of (i) $125,000 for each one-month extension or (ii) $0.045 for each Public Share for each one-month extension (the “Extension Amendment Proposal”). Upon the stockholders’ approval, on May 17, 2023, the Company filed a certificate of amendment (the “Charter”) to the then effective Amended and Restated Certificate of Incorporation which became effective upon filing on the same date, pursuant to which, the Company may elect to extend the period to consummate an initial business combination up to six times, each by an additional one-month period (each, a “Monthly Extension”), for a total of up to six months to November 17, 2023, by depositing to the Trust Account  $125,000 for each one-month extension.

In connection with the votes to approve the Extension Amendment Proposal, 1,537,701 Public Shares of the Company were rendered for redemption. As of the date of this report on Form 10-Q, all such Public Shares are in the process of redemption by our transfer agent, VStock Transfer, LLC, which shall result in a total of 4,912,299 Public Shares, or 6,923,691 Class A Common Stock remaining after the consummation of such process.

On May 17, 2023, an aggregate of $125,000 was deposited into the Trust Account for the public stockholders, resulting in an extension of the period of time we have to consummate the initial business combination by one month from May 17, 2023 to June 17, 2023 (the “First Monthly Extension”).

Under the Company’s Charter effective on May 17, 2023 and after the Extension, the Company would now have until June 17, 2023 (or November 17, 2023 if the Company extends the period of time to consummate an initial business combination) to consummate an initial business combination (the “Combination Period”).

If the Company is unable to complete an initial business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete an initial business combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete an initial business combination within the Combination Period. The Underwriters (as defined in Note 5) have agreed to waive their rights to their Deferred Underwriting Commissions (see Note 6) held in the Trust Account in the event the Company does not complete an initial business combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.20.

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

On December 29, 2022, the Company, Prime Number Merger Sub Inc. ( “Merger Sub”), a Delaware corporation, NOCO-NOCO PTE. LTD (“noco-noco”), a Singapore private company limited by shares, and certain shareholders of noco-noco (“Sellers”) entered into the Business Combination Agreement (“the Business Combination Agreement”), pursuant to which, (i) the Company shall merge with and into Merger Sub, with the Company being the surviving company and a wholly owned subsidiary of PubCo, a Cayman Islands company to be formed pursuant to the Business Combination Agreement, and (ii) following the merger, New SubCo, a Singapore private company to be formed pursuant to the Business Combination Agreement, will acquire all of the issued and outstanding shares of the Sellers, in exchange for PubCo to issue to the Sellers PubCo Ordinary Shares. Collectively, all the transactions provided in the Business Combination Agreement shall be referred as the Business Combination.

On February 2, 2023, Prime Number Holding Limited, formed as the PubCo on December 28, 2022, and Prime Number New Sub Pte. Ltd., formed as New SubCo on January 25, 2023, joined as parties to the Business Combination Agreement.

On May 17, 2023, the registration statement on Form F-4 was submitted to the SEC regarding the proposed Business Combination between the Company and noco-noco.

Going Concern

As of March 31, 2023, the Company had cash of $99,790 and a working capital deficit of $54,837 (excluding investments held in trust account, deferred underwriting fee payable, deferred income tax liability and taxes payable). The Company’s liquidity needs up to the closing of the IPO on May 17, 2022 had been satisfied through proceeds from notes payable and advances from a related party and from the issuance of common stock.

On May 15, 2023, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to allow an extension to November 17, 2023 on a month-by-month basis. On May 17, 2023, the Company deposited $125,000 into the Trust Account to extend time to consummate the business combination by one month to June 17, 2023. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

In order to finance transaction costs in connection with an initial business combination, the Company’s Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital. The Company’s management plans to continue its efforts to complete an initial business combination within the Combination Period.

If the estimated costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its initial business combination. Moreover, the Company may need to obtain additional financing either to complete its initial business combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its initial business combination, in which case the Company may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our initial business combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate an initial business combination, or the operations of a target business with which the Company ultimately consummates an initial business combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate an initial business combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with an initial business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with an initial business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, extension or otherwise, (ii) the structure of an initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with an initial business combination (or otherwise issued not in connection with an initial business combination but issued within the same taxable year of an initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined; however, the Company will not use the funds held in the Trust Account or any additional amounts deposited into the Trust Account, as well as any interest earned thereon, to pay the excise tax, if any. The foregoing could cause a reduction in the cash available on hand to complete an initial business combination and in the Company’s ability to complete an initial business combination.

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Annual Report for the year ended December 31, 2022, which are included in Form 10-K filed on April 3, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $99,790 and $278,295 in cash as of March 31, 2023 and December 31, 2022, respectively, and none in cash equivalents for both periods.

Investments Held in Trust Account

As of March 31, 2023, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

Offering Costs Associated with the IPO

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

Upon completion of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrants and rights were charged to equity. Offering costs allocated to the common stocks were charged against the carrying value of common stocks subject to possible redemption upon the completion of the IPO.

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

ASC 740 -270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 36.61% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022 primarily due to the non-deductible transaction costs.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. Weighted average shares were reduced for the effect of the forfeiture of 112,500 Founder Shares as a result of the Underwriters’ partial exercise of their over-allotment option on May 17, 2022. On June 3, 2022, the Sponsors executed cancellation notices to the transfer agent to forfeit the remaining 112,500 shares for no consideration. The calculation of diluted net income (loss) per share and related weighted average of the shares does not consider the effect of the warrants and rights issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 3,225,000 shares of Class A Common Stock in the aggregate, and the rights are exercisable to convert 806,250 shares of Class A Common Stock in the aggregate. At March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$230,529	$(9,952)
Subsequent measurement of common stock subject to redemption value	(713,240)	—
Net loss including accretion of common stock to redemption value	$(482,711)	$(9,952)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2023		March 31, 2022
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
	shares	shares	shares	shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss including accretion of common stock	$(367,964)	$(114,747)	$—	$(9,952)
Subsequent measurement of common stock subject to redemption value	713,240	—	—	—
Allocation of net income (loss)	$345,276	$(114,747)	$—	$(9,952)

Denominator:
Basic and diluted weighted average shares outstanding	6,450,000	2,011,392	—	1,500,000
Basic and diluted net income (loss) per common stock	$0.05	$(0.06)	$—	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, common stock subject to possible redemption are presented at redemption value of $10.45 and $10.34 per share as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Note 3 — Initial Public Offering

Pursuant to the IPO on May 17, 2022, the Company sold 6,450,000 Public Units which included 450,000 units issued upon the partial exercise of the underwriters’ over-allotment option. Each Public Unit consists of one share of Class A common stock, $0.0001 par value per share, one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, and one right (the “Public Rights”), each one Public Right entitling the holder thereof to exchange for one-eighth (1/8) of one Class A Common Stock upon the completion of the Company’s initial business combination. Because the Warrants may only be exercised for whole numbers of shares, only an even number of Warrants may be exercised. The Warrants will become exercisable on the later of 30 days after the completion of the Company’s initial business combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial business combination or earlier upon redemption or liquidation. Each Right entitles the holder thereof to receive one-eighth (1/8) of one share of Class A common stock at the closing of an initial business combination. The Company will not issue fractional shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law, or DGCL. As a result, the holder of the Rights must hold Rights in multiples of eight (8) in order to receive shares of Class A common stock for all of their rights upon closing of an initial business combination.

All of the 6,450,000 Public Shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

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

As of March 31, 2023, the shares of Class A common stock reflected on the balance sheet are reconciled in the following table.

As of
March 31, 2023
Gross proceeds	$64,500,000
Less:
Proceeds allocated to Public Warrants	(322,500)
Proceeds allocated to Public Rights	(5,160,000)
Offering costs of Public Shares	(3,767,868)
Plus:
Accretion of carrying value to redemption value	11,468,889
Common stock subject to possible redemption - December 31, 2022	66,718,520
Plus:
Accretion of carrying value to redemption value - three months ended March 31, 2023	713,240
Common stock subject to possible redemption - March 31, 2023	$67,431,760

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company sold an aggregate of 398,892 Private Shares, including 349,032 shares to Sponsor A and 49,860 shares to Sponsor B, at a purchase price of $10.00 per Private Share, generating gross proceeds of $3,988,920 (including $3,490,320 from Sponsor A and $498,600 from Sponsor B). The net proceeds from the Private Shares were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete an initial business combination within the Combination Period, the proceeds from the sale of the Private Shares will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Share will expire worthless.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial business combination, it would repay such loaned amounts (the “Working Capital Loans”). In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the U.S. based Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Certain amount of such loans may be convertible into working capital shares at $10.00 per share at the option of the lender. The working capital shares would be identical to the shares sold in the private placement. As of March 31, 2023, the Company had no borrowings under the Working Capital Loans.

On April 23, 2023, DBG Global Limited, a member of Sponsor A, agreed to loan the Company up to $24,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates.

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

The Initial Stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their Founder Shares until, with respect to 50% of the Founder Shares, the earlier of six months after the consummation of an initial business combination and the date on which the closing price of the Class A common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after an initial business combination and, with respect to the remaining 50% of the Founder Shares, until the six months after the consummation of an initial business combination, or earlier, in either case, if, subsequent to an initial business combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company has agreed, commencing on May 12, 2022, to pay Sponsor A up to $10,000 per month for office space, administrative and shared personnel support services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that there are insufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial business combination. This arrangement will terminate upon the earlier of (a) completion of an initial business combination or (b) twelve months after the completion of the IPO. The Company incurred $106,129 and $76,129, respectively, in fees for these services, of which $106,129 and $76,129 were included in accrued expenses in the accompanying balance sheets at March 31, 2023 and December 31, 2022, respectively.

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

The Underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $1,290,000. In addition, the underwriters will be entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $2,257,500 (the “Deferred Underwriting Commissions”), which will be paid upon the closing of an initial business combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity

Preferred Stock -- The Company is authorized to issue 400,000 shares (reduced from 1,000,000 shares subsequent to IPO on May 10, 2022) of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, there was no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 20,000,000 shares (reduced from 50,000,000 shares subsequent to IPO on May 10, 2022) of Class A common stock with a par value of $0.0001 per share. On December 28, 2021, the Sponsors converted their shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis. As a result of the Underwriters’ partial exercise of their over-allotment option on May 17, 2022, 112,500 Founder Shares were forfeited on May 23, 2022. As of March 31, 2023, there were 2,011,392 shares of common stock issued and outstanding (excluding 6,450,000 shares subject to possible redemption), so that the Initial Stockholders own approximately 20% of the issued and outstanding shares after the IPO.

Class B Common Stock -- The Company is authorized to issue 100,000 shares (reduced from 2,000,000 shares subsequent to IPO on May 10, 2022) of Class B common stock with a par value of $0.0001 per share. On December 22, 2021, the Company effected a 1.5 for 1 stock split of our Class B common stock so that the Sponsors owned an aggregate of 1,725,000 shares of Class B common stock. On December 28, 2021, the Sponsors converted their shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis (up to 225,000 shares of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised). As of March 31, 2023, there was no Class B common stock issued or outstanding.

Rights — Each holder of a right (the “Rights”) will receive one-eighth (1/8) of one share of Class A common stock upon consummation of an initial business combination, even if the holder of such Right redeemed all shares held by it in connection with an initial business combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial business combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for an initial business combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a Right will be required to affirmatively covert its Rights in order to receive 1/8 share underlying each Right (without paying additional consideration). The shares issuable upon conversion of the Rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete an initial business combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds with respect to their Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Rights, and the Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of an initial business combination. Additionally, in no event will the Company be required to net cash settle the Rights. Accordingly, the Rights may expire worthless.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, which indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities in the Trust Account	67,431,759	67,431,759	—	—

Significant	Significant

		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities in the Trust Account	66,718,520	66,718,520	—	—

Note 9 — Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review as further disclosed in the footnotes, management identified the following subsequent event requiring disclosure in the financial statements.

On April 23, 2023, DBG Global Limited, a member of Sponsor A, loaned the Company up to $24,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates.

On May 15, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the stockholders of the Company approved the proposal to amend the Company’s then effective Amended and Restated Certificate of Incorporation to (i) allow the Company until May 17, 2023 to consummate an initial business combination, and to (ii) elect to extend the period to consummate an initial business combination up to six times, each by an additional one-month period, for a total of up to six months to November 17, 2023 (“Extended Termination Date”), by depositing to the Company’s Trust Account the amount lesser of (i) $125,000 for each one-month extension or (ii) $0.045 for each Public Share for each one-month extension.

In connection with the votes to approve the Extension Amendment Proposal, 1,537,701 Public Shares of the Company were rendered for redemption. As of the date of this proxy statement/prospectus, all such Public Shares are in the process of redemption by our transfer agent, VStock Transfer, LLC, which shall result in a total of 4,912,299 Public Shares remaining after the consummation of such process.

On May 15, the Company released a press release announcing its intent to extend the deadline that it must complete its initial business combination from May 17, 2023 to June 17, 2023 and its intent to cause the Sponsor or its designee to deposit an aggregate of $125,000 into the Trust Account.

On May 17, 2023, $125,000 was deposited into the Trust Account for the public stockholders to effectuate the First Monthly Extension. Accordingly, the Company issued an unsecured promissory note of $208,594.15 (the “noco-noco Note”) noco-noco to evidence the payments made by noco-noco for the First Monthly Extension payment and 50% of the registration fee for filing of a registration statement/proxy statement in Form F-4 with the U.S. securities and exchange commission. The noco-noco Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of an initial business combination or (ii) the date of expiry of the term of the Company, in cash or shares of the Company at $10.00 per share, at the discretion of the note holder.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “IPO”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Overview

Our Business

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. Our efforts to identify a potential target has not been limited to a particular industry.

Although we focus our search on companies within technology-enabled financial sectors including but not limited to blockchain, datacenter, non-fungible token, ecommerce and other technology related infrastructure sectors, we are not required to complete our initial business combination with a business in these industries and, as a result, we may pursue an initial business combination outside of these industries. We will not undertake our initial business combination with an entity being based in or having the majority of the company’s operations in China (including Hong Kong and Macau). Our ability to locate a potential target is subject to the uncertainties discussed in the registration statement on Form S-1 (File No.: 333-262457) (the “S-1”), filed with the Securities and Exchange Commission (the “SEC”).

On May 17, 2022, we consummated our IPO of 6,450,000 units (the “Units”), which included 450,000 units issued upon the partial exercise of the over-allotment option of the underwriters of the IPO. Each Unit consists of one share of our Class A common stock (the “Class A Common Stock”), $0.0001 par value per share (the “Public Shares”), one-half of one redeemable warrant (the “Warrants”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, and one right (the “Rights”), each one Right entitling the holder thereof to exchange for one-eighth (1/8) of one Class A Common Stock upon the completion of the Company’s initial business combination, generating gross proceeds of $64,500,000. Simultaneously with the closing of the IPO, we completed the private sale (the “Private Placement”) of 3,988,920 shares of Class A Common Stock (the “Private Shares”) including 398,892 shares to the Company’s sponsors,  including 349,032 shares to Prime Number Acquisition LLC (the “Sponsor A”) and 49,860 shares to Glorious Capital LLC (the “Sponsor B”, together with the Sponsor A, the “Sponsors”, and together with our directors and officers, the “founders”), at a purchase price of $10.00 per Private Share, generating gross proceeds of $3,988,920 (including $3,490,320 from Sponsor A and $498,600 from Sponsor B) (the “Private Placement Proceeds”). The Private Shares are identical to the shares of Class A Common Stock sold as part of the Units in the IPO, except that the Private Shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with or related to our founders, each of whom will be subject to the same transfer restrictions) until 30 days after the completion of our initial business combination. The proceeds of $65,790,000 ($10.20 per Public Share) in the aggregate from the IPO and a portion from the Private Placement (the “Trust Funds”), were placed in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders and the underwriters of the IPO with Wilmington Trust, National Association acting as trustee.

The Trust Funds include $2,257,500 payable to the underwriters (the “deferred underwriting compensation”) pursuant to the underwriting agreement dated May 12, 2022, entered among us, Prime Number Capital LLC (“PNCPS”) and WestPark Capital LLC (“WestPark”), the representatives (the “Representatives”) of the underwriters of the IPO.

Our management has broad discretion with respect to the specific application of the proceeds of the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating an initial business combination and working capital.

Since our IPO, our sole business activity has been identifying, evaluating suitable acquisition transaction candidates and preparing for consummation of an initial business combination. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

Business Combination with Noco-Noco Pte. Ltd.

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

Pursuant to the Business Combination Agreement, immediately prior to the Merger Effective Time, (i) holders of each of our Unit issued and outstanding immediately prior to the Merger Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one share of Class A Common Stock, one-half of Warrant, and one Right; (ii) holders of each of our Class A Common Stock, issued and outstanding immediately prior to the effective time of the Merger shall be canceled in exchange for the right to receive one PubCo Ordinary Share, (iii) holders of each share of our Class B Common Stock, par value $0.0001 per share issued and outstanding immediately prior to the Merger Effective Time shall be canceled in exchange for the right to receive one PubCo Ordinary Share, (iv) holders of each of our Warrant outstanding immediately prior to the effective time of the Merger shall cease to be a warrant with respect to our Class A Common Stock and be assumed by PubCo and converted into a warrant of PubCo to purchase one PubCo Ordinary Share, subject to substantially the same terms and conditions prior to the Merger Effective Time; and (v) holders of each of our Right outstanding immediately prior to the Merger Effective Time shall cease to be a right with respect to our Class A Common Stock and be assumed by PubCo and converted into a right of PubCo to receive one-eighth (1/8) of one PubCo Ordinary Share, subject to substantially the same terms and conditions prior to the Merger Effective Time.

In addition, in connection with and at the closing of the Share Exchange, each Seller shall be entitled to receive from PubCo, such number of PubCo Ordinary Shares that is equal to the product of (a) the quotient of (i) $1,350,000,000 (the “Target Valuation”), divided by (ii) the price per PubCo Ordinary Share that equals to the redemption price of each share of our Class A Common Stock in connection with the Business Combination (the “PubCo Per Share Price”), multiplied by (b) such Seller’s Pro Rata Portion (as defined in the Business Combination Agreement) as set out in the Allocation Schedule of the Business Combination Agreement.

Recent Development

Entry into the Business Combination Agreement

On December 29, 2022, we, Merger Sub, noco-noco and the Sellers entered into the Business Combination Agreement. Prime Number Holding Limited, formed on December 28, 2022 as PubCo, and Prime Number New Sub Pte. Ltd., formed on January 25, 2023 as New SubCo, joined as parties to such Business Combination Agreement on February 3, 2023.

Agreements with Advisors

On October 25, 2022, we engaged PNCPS and WestPark, the representatives of the underwriters for our IPO, to act as the financial advisors to us in connection with our initial business combination. Pursuant to their engagement letter, PNCPS and WestPark have agreed, if requested by and in consultation with us, among others, to assist us in the transaction structuring and negotiation of a definitive purchase agreement with respect to an initial business combination, hold meetings with our stockholders to discussion an initial business combination and the target’s attributes, introduce us to potential investors in connection with an initial business combination, assist us with relevant financial analysis, presentations, and press releases. PNCPS and Westpark will not receive any additional compensation for services rendered under this engagement except the deferred underwriting fee in the amount of $2,257,500 as provided in a certain underwriting agreement dated May 12, 2022 among us, PNCPS and Westpark. We also agree to reimburse PNCPS and WestPark up to $20,000 for their reasonable out-of-pocket expenses in connection with the performance of their services thereunder.

On October 25, 2022, we and PNCPS entered into a separate engagement letter whereby PNCPS would, among others, use its reasonable efforts in identifying and introducing potential targets, valuate potential initial business combination and assess the proposed structure for business combination and assist in managing the process and other related services. In exchange for its services, we have agreed to pay or cause the surviving entity to pay a service fee equal to 0.5% of the total value of all cash, securities, or other property paid or transferred at the closing by or to us, the target and/or their shareholders with respect to an initial business combination. On January 31,

2023, we and PNCPS amended the original engagement letter to set forth PNCPS’s compensation thereunder in connection with the Business Combination, which includes $500,000 in cash and 609,756 newly issued PubCo Ordinary Shares, payable at the closing of an initial business combination. In addition, we also agree to reimburse PNCPS up to $5,000 for its reasonable out-of-pocket expenses in rendering its services.

Notice of Delisting

On April 20, 2023, the Company received a letter (the “Letter”) from the Listing Qualifications division (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company has not paid certain fees required by Nasdaq Listing Rule 5250(f) and that the Company will be delisted unless it appeals such determination. As of the date of the Letter, the Company’s past due fee balance totaled $70,000. If the Company elects not to appeal, trading of its common stock will be suspended at the opening of business on May 1, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq.

The Company made the payment of annual listing fee of $70,000 in full on April 24, 2023. On April 25, 2023, the Staff notified the Company via a second letter that the matter is closed. The Company’s Class A common stock continues to be listed and trading on Nasdaq.

Issuance of Working Capital Note

On April 23, 2023, DBG Global Limited, a member of Sponsor A, agreed to loan the Company up to $24,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates.

Special Stockholder Meeting and First Extension

Under our then effective amended and restated certificate of incorporation (the “Charter”), we would have until May 17, 2023 to complete an initial business combination, which may be extended up to two times by an additional three-month period each time until November 17, 2023. On May 15, 2023, we held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the stockholders of the Company approved the proposal to amend our Charter to (i) allow the Company until May 17, 2023 to consummate an initial business combination, and to (ii) elect to extend the period to consummate an initial business combination up to six times, each by an additional one-month period, for a total of up to six months to November 17, 2023 (“Extended Termination Date”), by depositing to the Company’s Trust Account the amount lesser of (i) $125,000 for each one-month extension or (ii) $0.045 for each Public Share for each one-month extension (the “Extension Amendment Proposal”). Upon the stockholders’ approval, on May 17, 2023, we filed a certificate of amendment to the Charter which became effective upon filing on the same date, pursuant to which, we may elect to extend the period to consummate an initial business combination up to six times, each by an additional one-month period (each, a “Monthly Extension”), for a total of up to six months to November 17, 2023, by depositing to the Trust Account $125,000 for each one-month extension.

In connection with the votes to approve the Extension Amendment Proposal, 1,537,701 Public Shares of the Company were rendered for redemption. As of the date of this report on Form 10-Q, all such Public Shares are in the process of redemption by our transfer agent, VStock Transfer, LLC, which shall result in a total of 4,912,299 Public Shares, or 6,923,691 Class A Common Stock remaining after the consummation of such process.

On May 17, 2023, an aggregate of $125,000 was deposited into the trust account for the public stockholders, resulting in an extension of the period of time we have to consummate the initial business combination by one month from May 17, 2023 to June 17, 2023 (the “First Monthly Extension”).

Noco-noco Note

On May 17, 2023, we issued an unsecured promissory note of $208,594.15 (the “noco-noco Note”) to noco-noco to evidence the payments made by noco-noco for the deposit for First Monthly Extension and 50% of the registration fee for filing of a registration statement/proxy statement in Form F-4 with the U.S. securities and exchange commission. The noco-noco Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of an initial business combination or (ii) the date of expiry of the term of the Company, in cash or shares of the Company at $10.00 per share, at the discretion of the note holder.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended March 31, 2023, we had a net income of $230,529, which consisted of general and administrative expenses of $324,659, franchise tax of $16,600, income tax of $140,023, and deferred income tax of $1,429, offset by unrealized gain on investments held in the Trust Account of $42,081, and interest earned on the investments held in the Trust Account of $671,159.

For the three months ended March 31, 2022, we had a net loss of $9,952, all of which consisted of formation and operating costs.

Liquidity and Capital Resources

On May 17, 2022, we consummated the IPO of 6,450,000 units (the “Public Units”) at a price of $10.00 per unit, generating gross proceeds of $64,500,000. Simultaneously with the closing of the IPO, we consummated the Private Placement of 398,892 shares (including 349,032 shares to sponsor A, and 49,860 shares to Sponsor B) at a price of $10.00 per share generating gross proceeds of $3,988,920. Following the closings of the IPO and the Private Placement on May 17, 2022, a total of $65,790,000 (or $10.20 per share) was placed in the Trust Account.

As of March 31, 2023, the Company had cash of $99,790 and a working capital deficit of $54,837 (excluding investments held in trust account, deferred underwriting fee payable, deferred income tax liability and taxes payable). The Company’s liquidity needs up to the closing of the IPO on May 17, 2022 had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock.

We have until June 17, 2023 to consummate an initial business combination (or until November 17, 2023, if extended). It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date or, if extended, by the Extended Termination Date, there will be a mandatory liquidation and subsequent dissolution.

In order to finance transaction costs in connection with an initial business combination, the Company’s Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital. The Company’s management plans to continue its efforts to complete an initial business combination within the Combination Period after the closing of the IPO.

If the estimated costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its initial business combination. Moreover, the Company may need to obtain additional financing either to complete its initial business combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its initial business combination, in which case the Company may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our initial business combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023, common stock subject to possible redemption are presented at redemption value of $10.45 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Final Prospectus and in a proxy statement/prospectus in connection with the Business Combination on the Form F-4 to be filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Final Prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 17, 2023, we  issued an unsecured promissory note of $208,594.15 to noco-noco to evidence the payments made by noco-noco for the deposit for First Monthly Extension and 50% of the registration fee for filing of a registration statement/proxy statement in Form F-4 with the U.S. securities and exchange commission. The noco-noco Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of an initial business combination or (ii) the date of expiry of the term of the Company, in cash or shares of the Company at $10.00 per share, at the discretion of the note holder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prime Number Acquisition I Corp.

Date: May 22, 2023	By:	/s/ Dongfeng Wang
Dongfeng Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Friedman
David Friedman
Chief Financial Officer
(Principal Financial and Accounting Officer)