Form 10-Q
period 2023-06-30
Prime Number Acquisition I Corp.
filed 2023-08-22
CIK 1858180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 21, 2023, 6,923,691 shares of Class A common stock of the registrant, par value $0.0001 per share, were issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED CONDENSED BALANCE SHEETS

		December 31,
	June 30,	2022
	2023	(Audited)
Assets
Current Assets
Cash	$113,232	$278,295
Prepaid expenses	87,874	125,384
Investments held in Trust Account	52,141,186	66,718,520
Total current assets	52,342,292	67,122,199
Total Assets	$52,342,292	$67,122,199

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$570,282	$90,004
Franchise tax payable	14,559	43,853
Income tax payable	294,025	112,446
Excise tax payable	160,844	—
Deferred income tax liability	27,864	37,190
Promissory note – related party	24,000	—
Promissory note – noco-noco	333,594	—
Deferred underwriting fee payable	2,257,500	2,257,500
Total current liabilities	3,682,668	2,540,993
Total Liabilities	3,682,668	2,540,993

Commitments and Contingencies

Common stock subject to possible redemption, 4,912,299 shares at redemption value of $10.61 and $10.34 per share as of June 30, 2023 and December 31, 2022, respectively	52,141,186	66,718,520

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 400,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 20,000,000 shares authorized; 2,011,392 issued and outstanding (excluding 4,912,299 shares subject to possible redemption)	201	201
Class B common stock, $0.0001 par value; 100,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(3,481,763)	(2,137,515)
Total Stockholders’ Deficit	(3,481,562)	(2,137,314)
Total Liabilities, Redeemable Common Stock and Stockholders' Deficit	$52,342,292	$67,122,199

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months		For the six months
	ended June 30,		ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$488,468	$104,831	$813,128	$110,656
Franchise tax expenses	15,500	25,117	32,100	29,244
Loss from operations	(503,968)	(129,948)	(845,228)	(139,900)

Interest earned on investment held in Trust Account	754,253	15,924	1,425,412	15,924
Unrealized gain on investments held in Trust Account	(42,081)	47,648	—	47,648
Income (loss) before income taxes	208,204	(66,376)	580,184	(76,328)
Income taxes provision	(125,872)	—	(265,895)	—
Deferred income taxes provision	10,755	—	9,326	—
Net income (loss)	$93,087	$(66,376)	$323,615	$(76,328)

Basic and diluted weighted average shares outstanding of redeemable common stock	5,664,064	3,153,333	6,057,032	1,576,667

Basic and diluted net income per share of redeemable common stock	$0.05	1.24	0.10	3.56

Basic and diluted weighted average shares outstanding of non-redeemable common stock	2,011,392	1,872,514	2,011,392	1,798,757

Basic and diluted net loss per share of non-redeemable common stock	$(0.09)	$(2.12)	$(0.15)	$(3.16)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY(DEFICIT)

			Additional		Total
	Class A Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	2,011,392	$201	$—	$(2,137,515)	$(2,137,314)

Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	(713,240)	(713,240)

Net income	—	—	—	230,529	230,529

Balance as of March 31, 2023	2,011,392	$201	$—	$(2,620,226)	$(2,620,025)

Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	(712,172)	(712,172)

Reimbursement from Trust for franchise and income taxes	—	—	—	168,392	168,392

Additional amount deposited into trust	—	—	—	(250,000)	(250,000)

Excise tax liability	—	—	—	(160,844)	(160,844)

Net income	—	—	—	93,087	93,087

Balance as of June 30, 2023	2,011,392	$201	$—	$(3,481,763)	$(3,481,562)

			Additional		Total
	Class A Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	1,725,000	$173	$24,827	$(1,357)	$23,643

Net loss	—	—	—	(9,952)	(9,952)

Balance as of March 31, 2022	1,725,000	$173	$24,827	$(11,309)	$13,691

Sale of public units in initial public offering	6,450,000	645	64,499,355	—	64,500,000

Sale of private placement units	398,892	40	3,988,880	—	3,988,920

Forfeiture of Founder Shares	(112,500)	(11)	(11)	—	(22)

Underwriter commissions	—	—	(3,547,500)	—	(3,547,500)

Offering costs	—	—	(571,515)	—	(571,515)

Reimbursement of offering expense from underwriter	—	—	45,750	—	45,750

Reclassification of common stock subject to redemption	(6,450,000)	(645)	(59,016,855)	—	(59,017,500)

Allocation of offering costs to common stock subject to redemption	—	—	3,767,869	—	3,767,869

Accretion of common stock to redemption value	—	—	(9,190,800)	(1,349,569)	(10,540,369)

Subsequent measurement of common stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	—	—	—	(63,572)	(63,572)

Net loss	—	—	—	(66,376)	(66,376)

Balance as of June 30, 2022	2,011,392	$201	$—	$(1,490,826)	$(1,490,625)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME NUMBER ACQUISITION I CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$323,615	$(76,328)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,425,412)	(15,924)
Unrealized gain on investments held in Trust Account	—	(47,648)
Deferred income tax	(9,325)	—
Changes in operating assets and liabilities:
Prepaid expenses	37,510	(190,101)
Accounts payable and accrued expenses	480,278	95,390
Franchise tax payable	(29,294)	25,117
Income Tax Payable	181,579	—
Net cash used in operating activities	(441,049)	(209,494)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(250,000)	—
Cash withdrawn from Trust Account to pay taxes	168,392	—
Cash withdrawn from Trust Account to public stockholder redemptions	16,084,352	—
Purchase of investment held in Trust Account	—	(65,790,000)
Net cash used in financing activities	16,002,744	(65,790,000)

Cash Flows from Financing Activities:
Proceeds from issuance of insider shares to the initial stockholders	—	—
Proceeds from sale of public units through public offering	—	64,500,000
Proceeds from sale of private placement units	—	3,988,920
Proceeds from promissory note - related party	24,000	—
Proceeds from promissory note – noco-noco	333,594	—
Reimbursement of expenses from underwriter	—	45,750
Payment of public stockholder redemptions	(16,084,352)	—
Repayment of promissory note to related party	—	(350,000)
Payment of underwriters’ commissions	—	(1,290,000)
Payment of deferred offering costs	—	(323,198)
Net cash provided by financing activities	(15,726,758)	66,571,472

Net change in cash	(165,063)	571,978
Cash, beginning of the period	278,295	125,303
Cash, end of the period	$113,232	$697,281

Supplemental Disclosure of Non-cash Financing Activities
Initial classification of common stock subject to redemption	$—	$59,017,500
Allocation of offering costs to common stock subject to redemption	$—	$3,767,869
Accretion of common stock to redemption value	$81,608	$10,540,369
Subsequent measurement of common stock to redemption value	$1,425,412	$63,572

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

As of June 30, 2023, the Company had not commenced any operations. Activities before May 17, 2022 are related to the formation and IPO, while the activities after May 17, 2022 are mainly focused on searching and identifying the Initial business combination target. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

In connection with the votes to approve the Extension Amendment Proposal, 1,537,701 Public Shares of the Company were rendered for redemption and cancelled, resulting in a total of 4,912,299 Public Shares, or 6,923,691 Class A Common Stock remaining after the consummation of such process.

On May 17, June 14, July 14, and August 16, 2023, an aggregate of $500,000 (or $125,000 per monthly extension) was deposited into the Trust Account to extend time to consummate the business combination by four months to September 17, 2023.

Under the Company’s Charter effective on May 17, 2023 and after the Extension, the Company would now have until September 17, 2023 (or November 17, 2023 if the Company extends the period of time to consummate an initial business combination) to consummate an initial business combination (the “Combination Period”).

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

On May 17, 2023, the Company issued an unsecured promissory note of $208,594.15 (the “noco-noco Note 1”) to evidence the payments made by noco-noco for the First Monthly Extension payment and 50% of the registration fee for filing of a registration statement/proxy statement in Form F-4 with the U.S. securities and exchange commission. The noco-noco Note 1 bears no interest and is payable in full upon the earlier to occur of (i) the consummation of an initial business combination or (ii) the date of expiry of the term of the Company, in cash or shares of the Company at $10.00 per share, at the discretion of the note holder.

On June 14, 2023, an aggregate of $125,000 (the “Monthly Extension Payment”) was deposited by noco-noco into the trust account, as a result of which, the Company has extended the period of time it has to consummate its initial business combination by one month from June 17, 2023 to July 17, 2023 (the “June Extension”). The June Extension is the second of the six one-month extensions permitted under the Company’s governing documents. In connection with the Monthly Extension Payment, the Company issued an unsecured promissory note of $125,000 (the “noco-noco Note 2”) to Noco-Noco. The noco-noco Note 2 bears no interest and is payable in full upon the earlier to occur of (i) the consummation of an initial business combination or (ii) the date of expiry of the term of the Company, in cash or shares of the Company at $10.00 per share, at the discretion of the note holder.

On July 14, 2023, an aggregate of $125,000 was deposited by noco-noco upon request by the sponsors of the Company, into the Trust Account, as a result of which, the Company has extended the period of time it has to consummate its initial business combination by one month from July 17, 2023 to August 17, 2023 (the “July Extension”). The July Extension is the third of the six one-month extensions permitted under the Company’s governing documents.

On July 14, 2023, the Company issued an unsecured promissory note of $125,000 (the “noco-noco Note 3”) to evidence the payments made by noco-noco for the third Monthly Extension payment. The noco-noco Note 3 bears no interest and is payable in full upon the earlier to occur of (i) the consummation of an initial business combination or (ii) the date of expiry of the term of the Company, in cash or shares of the Company at $10.00 per share, at the discretion of the note holder.

On August 16, 2023, an aggregate of $125,000 was deposited by noco-noco upon request by the sponsors of the Company, into the Trust Account, as a result of which, the Company has extended the period of time it has to consummate its initial business combination by one month from August 17, 2023 to September 17, 2023 (the “August Extension”). The August Extension is the fourth of the six one-month extensions permitted under the Company’s governing documents.

On August 16, 2023, the Company issued an additional unsecured promissory note of $125,000 (the “noco-noco Note 4”) to evidence the payments made by noco-noco for the fourth Monthly Extension payment. The noco-noco Note 4 bears no interest and is payable in full upon the earlier to occur of (i) the consummation of an initial business combination or (ii) the date of expiry of the term of the Company, in cash or shares of the Company at $10.00 per share, at the discretion of the note holder.

Going Concern

As of June 30, 2023, the Company had cash of $113,232 and a working capital deficit of $726,770 (excluding investments held in trust account, deferred underwriting fee payable, franchise payable, excise tax payable, and deferred income tax liability and taxes payable). The Company’s liquidity needs up to the closing of the IPO on May 17, 2022 had been satisfied through proceeds from notes payable and advances from a related party and from the issuance of common stock.

On May 15, 2023, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to allow an extension to November 17, 2023 on a month-by-month basis. On May 17, June 14, July 14, and August 16, 2023, an aggregate of $500,000 (or $125,000 per monthly extension) was deposited into the Trust Account to extend time to consummate the business combination by four months to September 17, 2023. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

Risks and Uncertainties

Management has evaluated the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Inflation Reduction Act of 2022

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

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in May 2023; as a result, the Company recorded $160,844 excise tax liability as of June 30, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $113,232 and $278,295 in cash as of June 30, 2023 and December 31, 2022, respectively, and none in cash equivalents for both periods.

Investments Held in Trust Account

As of June 30, 2023, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards

Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of all assets held in the Trust Account are determined using available market information and classified as Level 1 measurements.

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

ASC 740 -270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 43.22% and 0.00% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the six months ended June 30, 2023 and 2022 primarily due to the non-deductible transaction costs.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. Weighted average shares were reduced for the effect of the forfeiture of 112,500 Founder Shares as a result of the Underwriters’ partial exercise of their over-allotment option on May 17, 2022. On June 3, 2022, the Sponsors executed cancellation notices to the transfer agent to forfeit the remaining 112,500 shares for no consideration. The calculation of diluted net income (loss) per share and related weighted average of the shares does not consider the effect of the warrants and rights issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants are exercisable to purchase 3,225,000 shares of Class A Common Stock in the aggregate, and the rights are exercisable to convert 806,250 shares of Class A Common Stock in the aggregate. At June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$93,087	$(66,376)	$323,615	$(76,328)
Accretion of common stock to redemption value(1)	(81,608)	(10,540,369)	(81,608)	(10,540,369)
Subsequent measurement of common stock subject to redemption value	(712,172)	(63,572)	(1,425,412)	(63,572)
Net loss including accretion of common stock to redemption value	$(700,693)	$(10,670,317)	$(1,183,405)	$(10,680,269)

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2023		2022
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
	share	shares	shares	shares
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income (loss) including accretion of common stock	$(517,073)	$(183,620)	$(6,694,805)	$(3,975,512)
Accretion of common stock to redemption value(1)	81,608	—	10,540,369	—
Subsequent measurement of common stock subject to redemption value	712,172	—	63,572	—
Allocation of net income (loss)	$276,707	$(183,620)	$3,909,136	$(3,975,512)

Denominator:
Basic and diluted weighted average shares outstanding	5,664,064	2,001,389	3,153,333	1,872,514
Basic and diluted net income (loss) per share	$0.05	$(0.09)	$1.24	$(2.12)

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2023		2022
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
	share	shares	shares	shares
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income (loss) including accretion of common stock	$(888,392)	$(295,013)	$(4,988,774)	$(5,691,495)
Accretion of common stock to redemption value(1)	81,608	—	10,540,369	—
Subsequent measurement of common stock subject to redemption value	1,425,412	—	63,572	—
Allocation of net income (loss)	$618,628	$(295,013)	$5,615,167	$(5,691,495)

Denominator:
Basic and diluted weighted average shares outstanding	6,057,032	2,011,392	1,576,667	1,798,757
Basic and diluted net income (loss) per share	$0.10	$(0.15)	$3.56	$(3.16)

(1)	Accretion amount includes fees deposited into the Trust Account to extend the time for the Company to complete the Business Combination and franchise and income taxes paid out of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, common stock subject to possible redemption are presented at redemption value of $10.61 and $10.34 per share as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of shares of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

As of June 30, 2023, the shares of Class A common stock reflected on the balance sheet are reconciled in the following table.

As of
June 30, 2023
Gross proceeds	$64,500,000
Less:
Proceeds allocated to Public Warrants	(322,500)
Proceeds allocated to Public Rights	(5,160,000)
Offering costs of Public Shares	(3,767,868)
Plus:
Accretion of carrying value to redemption value	11,468,889
Common stock subject to possible redemption - December 31, 2022	66,718,520
Plus:
Accretion of carrying value to redemption value - six months ended June 30, 2023	1,507,020
Redemption of Public Shares	(16,084,354)
Common stock subject to possible redemption - June 30, 2023	$52,141,186

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

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Initial Stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial business combination, it would repay such loaned amounts (the “Working Capital Loans”). In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the U.S. based Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Certain amount of such loans may be convertible into working capital shares at $10.00 per share at the option of the lender. The working capital shares would be identical to the shares sold in the private placement. As of June 30, 2023, the Company had no borrowings under the Working Capital Loans.

On April 23, 2023, DBG Global Limited, a member of Sponsor A, agreed to loan the Company up to $24,000 to be used for a portion of the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates. As of June 30, 2023, $24,000 was outstanding under the DBG sponsor loan.

Promissory Note - noco-noco

On May 17, 2023, the Company issued an unsecured promissory note of $208,594 (the “noco-noco Note 1”) to evidence the payments made by noco-noco for the First Monthly Extension payment and 50% of the registration fee for filing of a registration statement/proxy statement in Form F-4 with the U.S. securities and exchange commission. The noco-noco Note 1 bears no interest and is payable in full upon the earlier to occur of (i) the consummation of an initial business combination or (ii) the date of expiry of the term of the Company, in cash or shares of the Company at $10.00 per share, at the discretion of the note holder.

On June 14, 2023, the Company issued an unsecured promissory note of $125,000 (the “noco-noco Note 2”) to evidence the payments made by noco-noco for the Second Monthly Extension payment. The noco-noco Note 2 bears no interest and is payable in full upon the earlier to occur of (i) the consummation of an initial business combination or (ii) the date of expiry of the term of the Company, in cash or shares of the Company at $10.00 per share, at the discretion of the note holder.

As of June 30, 2023, a total amount of $333,594 was outstanding under the noco-noco Note 1 and Note 2.

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

Administrative Services Agreement

The Company has agreed, commencing on May 12, 2022, to pay Sponsor A up to $10,000 per month for office space, administrative and shared personnel support services. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that there are insufficient funds held outside the trust to pay actual or anticipated expenses in connection with the initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial business combination. This arrangement will terminate upon the earlier of (a) completion of an initial business combination or (b) twelve months after the completion of the IPO. The Company incurred $30,000 and $60,000, respectively, in fees for these services, for the three and six months ended June 30, 2023. The Company accrued $136,129 and $76,129 administrative fees in the accompanying balance sheets as of June 30, 2023 and December 31, 2022, respectively.

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

Note 7 — Stockholders’ Equity

Preferred Stock -- The Company is authorized to issue 400,000 shares (reduced from 1,000,000 shares subsequent to IPO on May 10, 2022) of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, there was no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 20,000,000 shares (reduced from 50,000,000 shares subsequent to IPO on May 10, 2022) of Class A common stock with a par value of $0.0001 per share. On December 28, 2021, the Sponsors converted their shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis. As a result of the Underwriters’ partial exercise of their over-allotment option on May 17, 2022, 112,500 Founder Shares were forfeited on May 23, 2022. As of June 30, 2023, there were 2,011,392 shares of common stock issued and outstanding (excluding 4,912,299 shares subject to possible redemption), so that the Initial Stockholders own approximately 20% of the issued and outstanding shares after the IPO.

Class B Common Stock -- The Company is authorized to issue 100,000 shares (reduced from 2,000,000 shares subsequent to IPO on May 10, 2022) of Class B common stock with a par value of $0.0001 per share. On December 22, 2021, the Company effected a 1.5 for 1 stock split of our Class B common stock so that the Sponsors owned an aggregate of 1,725,000 shares of Class B common stock. On December 28, 2021, the Sponsors converted their shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis (up to 225,000 shares of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised). As of June 30, 2023, there was no Class B common stock issued or outstanding.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, which indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities in the Trust Account	52,141,186	52,141,186	—	—

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable Securities in the Trust Account	66,718,520	66,718,520	—	—

Note 9 — Subsequent Events

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review as further disclosed in the footnotes, management identified the following subsequent event requiring disclosure in the financial statements.

On July 4, 2023, the Sponsor agreed to loan the Company up to $45,000 to be used for the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates.

On July 14, 2023, an aggregate of $125,000 was deposited by noco-noco upon request by the sponsors of the Company, into the Trust Account, as a result of which, the Company has extended the period of time it has to consummate its initial business combination by one month from July 17, 2023 to August 17, 2023 (the “July Extension”). The July Extension is the third of the six one-month extensions permitted under the Company’s governing documents.

On July 14, 2023, the Company issued an unsecured promissory note of $125,000 (the “noco-noco Note 3”) to evidence the payments made by noco-noco for the third Monthly Extension payment. The noco-noco Note 3 bears no interest and is payable in full upon the earlier to occur of (i) the consummation of an initial business combination or (ii) the date of expiry of the term of the Company, in cash or shares of the Company at $10.00 per share, at the discretion of the note holder.

On July 25, 2023, the registration statement on Form F-4 relating to the Business Combination filed by PubCo with the SEC, was declared effective by the SEC.

On August 13, 2023, the Company entered into a Forward Purchase Agreement (the “Forward Purchase Agreement”) and Subscription Agreement (the “FPA Subscription Agreement”) with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, the “Meteora Parties”) for an OTC Equity Prepaid Forward Transaction. Pursuant to the terms of the Forward Purchase Agreement and FPA Subscription Agreement, Seller agreed to subscribe for and purchase, and the Company agreed to issue and sell to Seller, on the Closing, up to 2,000,000 Class A Common Stock of the Company, less the number of Class A Common Stock of the Company purchased by Seller separately from third parties through a broker in the open market at prices no higher than the redemption price. Seller has agreed to waive any redemption rights under the Company’s current Charter with respect to any Class A ordinary shares of the Company purchased through the FPA Subscription Agreement and any Recycled Shares (as defined therein) in connection with the Business Combination, extensions or otherwise that would require redemption by the Company of such shares.

On August 14, 2023, PubCo entered into a purchase agreement (the “ELOC Purchase Agreement”) with ARENA BUSINESS SOLUTIONS GLOBAL SPC II, LTD on behalf of and for the account of SEGREGATED PORTFOLIO #9 – SPC #9 (“Arena”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, PubCo has the right to direct Arena to purchase up to an aggregate of $150,000,000 of PubCo Ordinary Shares over the 36-month term of the ELOC Purchase Agreement. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Resale Registration Statement (as defined below), PubCo has the right to present Arena with an advance notice (each, an “Advance Notice”) directing Arena to purchase any amount of PubCo Shares (each, an “Advance”) up to the Maximum Advance Amount (as defined herein).

Within twenty (20) business days after the closing of the Business Combination or such later date mutually agreed by the parties, PubCo will prepare and file with the SEC a registration statement for the resale by Arena of PubCo Ordinary Shares (the “Resale Registration Statement”) and will file one or more additional registration statements for the resale by Arena of PubCo Ordinary Shares, if necessary. After the SEC declares a Resale effective relating to the transaction, PubCo will have the right and the sole discretion to sell to Arena up to $150 million worth of shares over a 36-month period subject to certain limitations. PubCo will control the timing and amount of any future investment and Arena will be obligated to make purchases in accordance with the ELOC Purchase Agreement.

On August 16, 2023, an aggregate of $125,000 was deposited by noco-noco upon request by the sponsors of the Company, into the Trust Account, as a result of which, the Company has extended the period of time it has to consummate its initial business combination by one month from August 17, 2023 to September 17, 2023 (the “August Extension”). The August Extension is the fourth of the six one-month extensions permitted under the Company’s governing documents.

On the same date, the Company issued an additional unsecured promissory note of $125,000 (the “noco-noco Note 4”) to evidence the payments made by noco-noco for the fourth Monthly Extension payment. The noco-noco Note 4 bears no interest and is payable in full upon the earlier to occur of (i) the consummation of an initial business combination or (ii) the date of expiry of the term of the Company, in cash or shares of the Company at $10.00 per share, at the discretion of the note holder.

On August 16, 2023, the Company held a special meeting of the stockholders (the “Special Meeting”) in connection with the Business Combination (as defined below) contemplated by the Business Combination Agreement. The Business Combination was described in the definitive proxy statement/prospectus included in the Registration Statement on Form F-4 (File No. 333- 271994) that was filed publicly by the PubCo and declared effective by the SEC on July 25, 2023.

On July 13, 2023, the record date of the Special Meeting, there were 6,923,691 issued and outstanding shares of Class A Common Stock, approximately 81.20% of which were represented in person or by proxy at the Special Meeting. On August 16, 2023, the stockholders approved (1) the business combination proposal to (a) adopt and approve the Business Combination Agreement and other Transaction Documents as defined in the Business Combination Agreement, (b) approve the Business Combination which includes (i) the Merger between the Company and Merger Sub with the Company surviving the Merger and becoming a wholly owned subsidiary of PubCo,

(ii) the Share Exchange whereby the Sellers will exchange their noco-noco Shares for newly issued PubCo Ordinary Shares and noco-noco will be an indirect subsidiary of PubCo, and (iii) other transactions contemplated therein; and (2) the governing document proposal to approve the amended and restated memorandum and articles of association of PubCo to be effective upon consummation of the Business Combination.

In connection with the votes to approve the proposals, 2,693,111 Public Shares of the Company were rendered for redemption. As of the date of this report on Form 10-Q, all such Public Shares are in the process of redemption by our transfer agent, VStock Transfer, LLC, which shall result in a total of 2,219,188 Public Shares, or 4,230,580 Class A Common Stock remaining after the consummation of such process.

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

Pursuant to the Business Combination Agreement, immediately prior to the Merger Effective Time, (i) holders of each of our Unit issued and outstanding immediately prior to the Merger Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one share of Class A Common Stock, one-half of Warrant, and one Right; (ii) holders of each of our Class A Common Stock, issued and outstanding immediately prior to the effective time of the Merger shall be canceled in exchange for the right to receive one PubCo Ordinary Share, (iii) holders of each share of our Class B Common Stock, par value $0.0001 per share issued and outstanding immediately prior to the Merger Effective Time shall be canceled in exchange for the right to receive one PubCo Ordinary Share, (iv) holders of each of our Warrant outstanding immediately prior to the effective time of the Merger shall cease to be a warrant with respect to our Class A Common Stock and be assumed by PubCo and converted into a warrant of PubCo to purchase one PubCo Ordinary Share, subject to substantially the same terms and conditions prior to the Merger Effective Time; and (v) holders of each of our Right outstanding immediately prior to the Merger Effective Time shall be cancelled in exchange for the right to receive one-eighth (1/8) of one PubCo Ordinary Share.

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

On May 17, 2023, a proxy statement/prospectus on Form F-4 in connection with the Business Combination was filed by PubCo with the SEC, which was declared effective on July 25, 2023 (File No. 333-271994). As of the date of this Report, the closing conditions of the Business Combination Agreement are yet to be satisfied or waived by the parties.

Recent Development

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

On July 4, 2023, the Sponsor agreed to loan the Company up to $45,000 to be used for the working capital. This loan is non-interest bearing, unsecured and is due at the earlier of (1) the date on which the Company consummates its initial business combination or (2) the date on which the Company liquidates.

Special Stockholder Meeting for Extension

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

In connection with the votes to approve the Extension Amendment Proposal, 1,537,701 Public Shares of the Company were rendered for redemption and cancelled, resulting in a total of 4,912,299 Public Shares, or 6,923,691 Class A Common Stock remaining after the consummation of such process.

Monthly Extensions

Pursuant to the certificate of amendment effective on May 17, 2023, an aggregate of $125,000 was deposited into the trust account for the public stockholders on the 17th day of each month in May to July 2023, resulting in an extension of the period of time we have to consummate the initial business combination by three times, each for an one-month period, for a total of three months, from May 17, 2023 to August 17, 2023.

On May 17, 2023, we issued an unsecured promissory note of $208,594.15 (the “noco-noco Note”) to noco-noco to evidence the payments made by noco-noco for the deposit for the Monthly Extension in May 2023, and 50% of the registration fee for filing of a registration statement/proxy statement in Form F-4 with the U.S. securities and exchange commission. The noco-noco Note bears no interest and is payable in full upon the earlier to occur of (i) the consummation of an initial business combination or (ii) the date of expiry of the term of the Company, in cash or shares of the Company at $10.00 per share, at the discretion of the note holder.

Then, on June 17, July 17, and August 16, 2023, respectively, we issued an unsecured promissory note each time of $125,000 to noco-noco to evidence the payments made by noco-noco for the deposit for Monthly Extensions in June, July, and August, 2023 (each a “Monthly Extension Note”). Each Monthly Extension Note bears the same terms as the noco-noco Note.

Forward Purchase Agreement and FPA Subscription Agreement with Meteora

On August 13, 2023, the Company entered into a Forward Purchase Agreement (the “Forward Purchase Agreement”) and Subscription Agreement (the “FPA Subscription Agreement”) with (i) Meteora Capital Partners, LP (“MCP”), (ii) Meteora Select Trading Opportunities Master, LP (“MSTO”), and (iii) Meteora Strategic Capital, LLC (“MSC” and, collectively with MCP and MSTO, the “Meteora Parties”) for an OTC Equity Prepaid Forward Transaction. Pursuant to the terms of the Forward Purchase Agreement and FPA Subscription Agreement, Seller agreed to subscribe for and purchase, and the Company agreed to issue and sell to Seller, on the Closing, up to 2,000,000 Class A Common Stock of the Company, less the number of Class A Common Stock of the Company purchased by Seller separately from third parties through a broker in the open market at prices no higher than the redemption price. Seller has agreed to waive any redemption rights under the Company’s current Charter with respect to any Class A ordinary shares of the Company purchased through the FPA Subscription Agreement and any Recycled Shares (as defined therein) in connection with the Business Combination, extensions or otherwise that would require redemption by the Company of such shares.

ELOC Purchase Agreement

On August 14, 2023, PubCo entered into a purchase agreement (the “ELOC Purchase Agreement”) with ARENA BUSINESS SOLUTIONS GLOBAL SPC II, LTD on behalf of and for the account of SEGREGATED PORTFOLIO #9 – SPC #9 (“Arena”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, PubCo has the right to direct Arena to purchase up to an aggregate of $150,000,000 of PubCo Ordinary Shares over the 36-month term of the ELOC Purchase Agreement. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Resale Registration Statement (as defined below), PubCo has the right to present Arena with an advance notice (each, an “Advance Notice”) directing Arena to purchase any amount of PubCo Shares (each, an “Advance”) up to the Maximum Advance Amount (as defined herein).

Within twenty (20) business days after the closing of the Business Combination or such later date mutually agreed by the parties, PubCo will prepare and file with the SEC a registration statement for the resale by Arena of PubCo Ordinary Shares (the “Resale Registration Statement”) and will file one or more additional registration statements for the resale by Arena of PubCo Ordinary Shares, if necessary. After the SEC declares a Resale effective relating to the transaction, PubCo will have the right and the sole discretion to sell to Arena up to $150 million worth of shares over a 36-month period subject to certain limitations. PubCo will control the timing and amount of any future investment and Arena will be obligated to make purchases in accordance with the ELOC Purchase Agreement.

Special Stockholder Meeting for Business Combination Approval

On August 16, 2023, the Company held a special meeting of the stockholders (the “Special Meeting”) in connection with the Business Combination (as defined below) contemplated by the Business Combination Agreement. The Business Combination was described in the definitive proxy statement/prospectus included in the Registration Statement on Form F-4 (File No. 333- 271994) that was filed publicly by the PubCo and declared effective by the SEC on July 25, 2023.

On July 13, 2023, the record date of the Special Meeting, there were 6,923,691 issued and outstanding shares of Class A Common Stock, approximately 81.20% of which were represented in person or by proxy at the Special Meeting. On August 16, 2023, the stockholders approved (1) the business combination proposal to (a) adopt and approve the Business Combination Agreement and other Transaction Documents as defined in the Business Combination Agreement, (b) approve the Business Combination which includes (i) the Merger between the Company and Merger Sub with the Company surviving the Merger and becoming a wholly owned subsidiary of PubCo, (ii) the Share Exchange whereby the Sellers will exchange their noco-noco Shares for newly issued PubCo Ordinary Shares and noco-noco will be an indirect subsidiary of PubCo, and (iii) other transactions contemplated therein; and (2) the governing document proposal to approve the amended and restated memorandum and articles of association of PubCo to be effective upon consummation of the Business Combination.

In connection with the votes to approve the proposals, 2,693,111 Public Shares of the Company were rendered for redemption. As of the date of this report on Form 10-Q, all such Public Shares are in the process of redemption by our transfer agent, VStock Transfer, LLC, which shall result in a total of 2,219,188 Public Shares, or 4,230,580 Class A Common Stock remaining after the consummation of such process.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date except the preparation and completion of the IPO and search for target candidate following the consummation of the IPO. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenue until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the three months ended June 30, 2023, we had a net income of $93,087, which consisted of general and administrative expenses of $488,468, franchise tax of $15,500, income tax of $125,872, and deferred income tax benefit of $10,755, offset by unrealized loss on investments held in the Trust Account of $42,081, and interest earned on the investments held in the Trust Account of $754,253. For the three months ended June 30, 2022, we had a net loss of $66,376, which consisted of general and administrative expenses of $104,831, franchise tax of $25,117, partially offset by unrealized gain on investments held in Trust Account of $47,648, and interest earned on the investments held in the Trust Account of $15,924.

For the six months ended June 30, 2023, we had a net income of $323,615, which consisted of general and administrative expenses of $813,128, franchise tax of $32,100, income tax of $265,895, and deferred income tax benefit of $9,326, offset by interest earned on the investments held in the Trust Account of $1,425,412. For the six months ended June 30, 2022, we had a net loss of $76,328, which consisted of general and administrative expenses of $110,656, franchise tax of $29,244, partially offset by unrealized gain on investments held in Trust Account of $47,648, and interest earned on the investments held in the Trust Account of $15,924.

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

As of June 30, 2023, the Company had cash of $113,232 and a working capital deficit of $369,176 (excluding investments held in trust account, deferred underwriting fee payable, deferred income tax liability and taxes payable). The Company’s liquidity needs up to the closing of the IPO on May 17, 2022 had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock.

We have until August 17, 2023 to consummate an initial business combination (or until November 17, 2023, if fully extended). It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date or, if extended, by the Extended Termination Date, there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

In addition, on April 30, 2023, we entered into a Placement Agent Agreement with PNCPS, pursuant to which PNCPS shall act as the placement agent for the solicitation and placement of our securities, in exchange for a placement fee of 7% of the aggregate gross proceeds received by us from the sales of such securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023, common stock subject to possible redemption are presented at redemption value of $10.61 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, to the knowledge of our management team, there is no material litigation, arbitration or governmental proceeding currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

On March 16, 2023, the Stock Exchange of Hong Kong Limited (“HKEX”) announced a disciplinary action (the “Action”) against Dongfeng Wang, our Chairman and CEO, and Luyi Li, an individual not affiliated or related to us or any of our directors or officers. In connection with Mr. Wang’s service as Chairman and Executive Director of Forgame Holdings Limited (“Forgame”) between January 2017 to September 2019, the Listing Committee of HKEX found that, inter alia, Mr. Wang, along with Ms. Li, who served in various roles as Executive Director, Chief Operating Officer, Chief Executive Officer, and Chairwoman between April 2019 to December 2019, failed to exercise his reasonable skill, care and diligence to safeguard Forgame’s interest in breach of HKEX Listing Rule 3.08, in connection with their oversight and approval of certain corporate loan transactions for Forgame’s certain internet micro-credit businesses between January 2017 to September 2019. In connection with the Action, Mr. Wang was required to participate in 15 hours of trainings on regulatory and legal topics and HKEX Listing Rule compliance by the end of this year. As of the date of this proxy statement/prospectus, Mr. Wang is in the process of completing the requisite trainings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Final Prospectus and in a proxy statement/prospectus in connection with the Business Combination on the Form F-4 filed with the SEC on May 17, 2023, as amended. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Final Prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC, including:

Members of our management team may be involved in governmental investigations, regulatory proceedings and civil litigation relating to the business affairs of companies with which they are, were or may in the future be affiliated.

Members of our management team may have been involved or in the future be involved in governmental investigations, regulatory proceedings and civil litigation relating to the business affairs of companies with which they are, were or may in the future be affiliated. Any such investigations or litigations may divert our management team’s attention and resources away from consummating the Business Combination, may be detrimental to our reputation, and thus may negatively affect our ability to complete the Business Combination. Moreover, there may also be negative publicity associated with such government investigations, regulatory proceedings or civil litigation that could foster speculations and reduce investor confidence, regardless of whether the allegations are valid or whether our management team prevails in such government investigations, regulatory proceedings or civil litigation. As a result, such investigation, proceeding or litigation may materially and adversely affect our business, financial condition, results of operations, reputation or trading price.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities;

Each of which may make it difficult for us to complete our initial business combination.

In addition, the SEC may impose upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy, and disclosure requirements and other rules and regulations.

Since the consummation of the IPO, the proceeds held in the Trust Account have been be invested by the trustee in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe that we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. Nevertheless, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we are deemed to be an investment company for purposes of the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete the Business Combination. We might be forced to abandon our efforts to complete the Business Combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, such as any appreciation in the value of our securities following such a transaction, our Rights and our Warrants would expire worthless and our public shares would have no value apart from their pro rata entitlement to the funds then-remaining in the Trust Account.

The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate.

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

Then, on June 17, 2023, and on July 17, 2023, respectively, we issued an unsecured promissory note each time of $125,000 to noco-noco to evidence the payments made by noco-noco for the deposit for Monthly Extensions in June and July 2023 (each a “Monthly Extension Note”). Each Monthly Extension Note bears the same terms as the noco-noco Note.

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

Prime Number Acquisition I Corp.

Date: August 21, 2023	By:	/s/ Dongfeng Wang
Dongfeng Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Friedman
David Friedman
Chief Financial Officer
(Principal Financial and Accounting Officer)